Form 10QSB
period 1996-03-31
AVERT INC
filed 1996-04-26
CIK 920909

10

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

 [   X    ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

                                    OR

 [         ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________to _________

                     Commission File Number:  0-23952

                                AVERT, INC.
     (Exact name of small business issuer as specified in its charter)

          Colorado                                         84-1028716
 (State or other jurisdiction of                              (I.R.S.
  incorporation or organization)                 Employer Identification No.)


                  301 Remington, Fort Collins, CO  80524
                 (Address of principal executive offices)

                               970/484-7722
           (Registrant's telephone number, including area code)

                                 No Change
 (Former name, former address and former fiscal year, if changed from last report).

      Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    [  X   ]   Yes         [     ]   No

 As of April 22, 1996 the issuer had 3,418,250 shares of Common Stock, no par value, outstanding

              Transitional Small Business Disclosure Format.
                     [      ]  Yes         [  X  ]  No
 Form 10-QSB
 Quarter Ended March 31, 1996


                                   INDEX


                                                             PAGE

 PART I - FINANCIAL INFORMATION

      ITEM 1.  Financial statements

           Unaudited balance sheets..........................  3

           Unaudited statements of income....................  4

           Unaudited statements of cash flows................  5

           Notes to unaudited financial statements...........  6

      ITEM 2.  Management's Discussion and Analysis or
              Plan of
 Operations..................................................  7


 PART II - OTHER INFORMATION

      ITEMS 1, 2, 3, 4 and 5    Not applicable...............

      ITEM 6   Exhibits and Reports on Form 8-K..............  9


 Signatures..................................................  10












                      PART I - FINANCIAL INFORMATION
                                AVERT, INC.
                              BALANCE SHEETS

                                  ASSETS

                                                MARCH 31         DECEMBER 31,
                                                  1996              1995
                                               (unaudited)
Current assets:
     Cash and cash equivalents..............    $ 161,700       $ 159,700
     Marketable securities..................    5,546,900       5,966,500
     Accounts receivable, net of allowance..      758,100         607,900
     Prepaid expenses and other.............      198,500         240,600

          Total current assets..............  $ 6,665,200       6,974,700

Property and equipment, net.................    1,746,600       1,389,100
Other     assets............................       19,400          19,400

Total assets................................  $ 8,431,200    $  8,383,200
                                              ===========      ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................   $  395,100    $    407,900
     Accrued expenses.......................       33,300          81,300
     Deferred revenue.......................       52,800          58,600
          Total current liabilities.........      481,200         547,800

Shareholders' equity:
     Preferred shares, no par value; authorized
       1,000,000 shares; none outstanding....         ---            ---
     Common stock, no par value; authorized
       9,000,000 shares; 3,442,250 shares issued
       and outstanding.......................   4,960,600       4,960,600
     Treasury Stock                               (76,400)           ---
     Retained earnings............ ..........   3,065,800       2,874,800
          Total shareholders' equity.........   7,950,000       7,385,400

Total liabilities and shareholders' equity... $ 8,431,200     $  8,383,200
                                               ==========      ==========

            See accompanying notes to the financial statements.




                                   AVERT, INC.
                           STATEMENTS OF INCOME
                                (unaudited)

                                                         Three Months Ended
                                                               March 31,

                                                   1996              1995
Net revenues:
     Search and product fees..............    $ 1,550,400        $ 1,217,700
     Interest and other income............        101,900             93,600

                                                1,652,300          1,311,300
Expenses:
     Search and product costs............         705,000            507,700
     Marketing...........................         272,000            166,400
     General and administrative..........         243,600            202,400
     Software development................          91,100             61,400
     Depreciation and amortization.......          32,800             27,200
                                                1,344,500            965,100

Income before income taxes................        307,800            346,200

     Income tax expense...................      ( 116,800)          (129,100)

Net income................................  $     191,000        $   217,100
                                                ==========          =========
Net income per common share...............  $         .06        $       .06
                                                ==========          =========
Weighted average common
     shares outstanding...................      3,437,107          3,442,250
                                                ==========          =========










            See accompanying notes to the financial statements.






                                AVERT, INC.
                         STATEMENTS OF CASH FLOWS
                                (unaudited)

                                           THREE MONTHS ENDED MARCH 31,
                                               1996                  1995
Cash Flows From Operating Activities:
    Net income...........................   $ 191,000           $   217,100
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization...      32,800                27,200
         Bad debt expense................       7,500                10,500
         Increase/(decrease) in marketable securities and
          other gains....................    (419,600)              (82,100)
         Changes in operating assets and liabilities:
          Accounts receivable................(157,700)              (58,900)
          Prepaid expenses and other current assets
                               ...........     (300)                (38,800)
          Other assets....................       ---                  3,800
          Accounts payable................    (12,600)               71,400
          Accrued expenses................    (48,200)              (68,100)
          Income taxes payable............     41,700               (25,300)
          Deferred revenue and deposits ..     (5,700)               (5,200)

     Net cash provided by operating activities
                               ...........     468,700               51,600

Cash Flows from Investing Activities:
     Additions to furniture and equipment.    (390,800)             (59,700)
     Proceeds from sale of furniture and equipment
                               ...........        500                 ---

     Net cash provided by investing activities
                               ...........    (390,300)             (59,700)

Cash Flows from Financing Activities:
     Purchase of Treasury Stock...........     (76,400)               ---

     Net cash provided by financing activities (76,400)               ---

Increase/(Decrease) in Cash and Cash Equivalents
                             .............       2,000              (8,100)

Cash and Cash Equivalents, beginning of period
                             .............     159,700             738,300

Cash and Cash Equivalents, end of period..   $ 161,700           $ 730,200
                                             ==========         ===========

            See accompanying notes to the financial statements.





                                AVERT, INC.
                       NOTES TO FINANCIAL STATEMENTS

     On June 22, 1994, the Company completed an initial public offering ("IPO") of 1,000,000 units ("Units"), each consisting of one share of Common Stock and one Redeemable Warrant. The Units separated on December 7, 1994, and the Common Stock and the Redeemable Warrants began trading separately as of that date. Two Redeemable Warrants entitle the holder to purchase one share of Common Stock at a price of $6.50 per share (subject to adjustment) for a nine month period originally stated as March 22, 1995 and ending December 22, 1995. On October 11, 1995, the Company announed that it extended the expiration date of its Redeemable Warrants from December 22, 1995 to April 30, 1996. The expiration date was further extended to April 30, 1997, as announced on Form 8-K dated March 6, 1996. All of the other terms of the Redeemable Warrants remain the same. The Redeemable Warrants are redeemable by the Company at a redemption price of $0.05 per Redeemable Warrant at any time commencing March 22, 1995, on at least 30 days prior written notice, provided that the closing price of the Common Stock equals or exceeds $7.50 per share for a period of 15 consecutive trading days ending within 15 days prior to the notice of redemption. Net proceeds from the IPO totalled approximately $4,382,300.

     The financial information contained herein is unaudited, but includes all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the information set forth. The financial statements should be read in conjunction with the Notes to Financial Statements which are included in the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1995.

     The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1996. The Company believes that the three month report filed on Form 10-QSB is representative of its financial position, its results of operations and its cash flows as of and for the periods ended March 31, 1996 and 1995 covered thereby.





















ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations

Comparison of quarters ended March 31, 1996 and March 31, 1995

     Net revenues increased from $1,311,300 for the three month period ended March 31, 199,to $1,652,300 for the comparable three month period in 1996 or 26%. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                        Three Months Ended   Three Months Ended  Percent of
                          March 31, 1996        March 31, 1995      Increase
                         Revenues  % total    Revenues  % total    (Decrease)
Products:
  Workers compensation histories
                       $ 283,700    17.2%    $ 299,100    22.8%       ( 5.4%)
  Criminal history reports
                       $ 841,400    50.9%    $ 605,600    46.2%        38.9%
  Previous employment reports/credit reports
                       $ 176,000    10.7%    $  95,600     7.3%        84.1%
  Motor vehicle driving records
                       $ 217,800    13.2%    $ 185,500    14.2%        17.4%
  Other products       $ 106,100     6.4%    $  59,200     4.5%        79.2%

Interest income        $  82,900     5.0%    $  85,400     6.5%       ( 3.0)%


     NET REVENUES     $1,652,300            $1,311,300    26.0%



     Moderate to strong growth in sales of all of the Company's products continued during the first quarter of 1996 with the exception of workers' compensation reports. Although sales of workers' compensation histories actually decreased approximatley 5.4% from first quarter 1995 to first quarter 1996, it is still the second largest product line respresenting $283,700 for the first three months of 1996 and $299,100 for the comparable
period in 1995.   The Company believes that sales of this product will
gradually increase as the Company enters new markets, continues to educate customers, starts workers' compensation marketing campaigns, and locates new data sources, but will continue to decrease as a percentage of total revenues. Very strong growth of approximately 38.9% continued in the Criminal History product line representing apprxomately 50.9% of net revenues in the first quarter of 1996 as compared to approximately 46.2% of net revenues in the first quarter of 1995. There was an approxi mate 84.1% growth from first quarter 1995 to first quarter 1996 in the area of Previous Employment/Credit. These products represent approximately 10.7% of net revenues in the quarter ending March 31, 1996 as compared to approximately 7.3% of net revenues in the same quarter in 1995.


     Income before income taxes decreased from $346,200 in the period ending March 31, 1995 to $307,800 in the period ending March 31, 1996 or approximately 11.1% and represented approximately 18.6% of net revenues in the first quarter 1996 compared to approximately 26.4% in the first quarter 1995. The decrease from 1996 to 1995 in the percentage of income before income taxes to total net revenues was primarily attributable to: (1) marketing expenses up over appoximately 63%, with costs associated with additional personnel and lead generating activities; 2) a continuing change in product mix, with a larger percentage of revenue generated from lower margin products; 3) additional personnel in all areas of the organization, and 4) the Company's customer base changing to a higher percentage of large customers which generally received volume discounts.









     Total expenses increased from $965,100 for the three month period ended March 31, 1995 to $1,344,500 for the comparable period in 1996. A breakdown in expenses is as follows:

                     Three Months Ended  Three Months Ended  Increase (Decrease)
                         March 31, 1996      March 31, 1995     % of Revenues
                        Expense  % of       Expense  % of      1995 over 1994
                                 Revenue             Revenue

Search and product     $ 705,000   42.7%   $ 507,700   38.7%       4.0%
Marketing                272,000   16.5      166.400   12.7        3.8
General and administration
                         243,600   14.7      202,400   15.5       (0.8)
Software development      91,100    5.5       61,400    4.7        0.8
Depreciation and amortization
                          32,800    2.0       27,100    2.1       (0.1)


     Expenses        $ 1,344,500   81.4%   $ 965,100   73.7%       7.7%
                       ========   ======   ==========  ======   ===========

     The decrease in gross margin and the increase in marketing expense accounted for an increase in total expenses of 7.8% as a percentage of total net revenues. All other areas of expenses remained relatively stable despite the costs associated with the move of the Company's headquarters in February, 1996.

     Income taxes remained consistent between the respective three month periods at the expected combined federal and state statutory rate of approximately 38%, resulting in net income of $191,000 or $.06 per share on 3,437,107 shares for the first quarter ended March 31, 1996, as compared to net income of $217,100 or $.06 per share on 3,442,250 shares for the first quarter ended March 31, 1996.


Liquidity and Capital Resources

     The Company's financial position at March 31, 1996 remained strong with working capital at that date of $6,184,000 compared to $6,426,900 at December 31 1995. Cash and cash equivalents at March 31, 1996 were $5,546,900 and decreased from $5,966,500 at December 31, 1995. Net cash provided from operations for the three month period ended March 31, 1996 was $468,700 and consisted primarily of net income of $191,000 less a $419,600 decrease in marketable securities, a $157,700 increase in accounts receivable, and a $48,200 decrease in accrued expenses. The Company had capital expenditures of $390,800 for the three month period ended March 31, 1996 as compared to $1,005,800 for the year ended December 31, 1995. The majority of the capital expenditures during the three month ended March 31, 1996 was attributable to the actual construction and purchase of assets for an approximate 14,600 square feet office building for use as its headquarters. The estimate total construction costs were $1.2 million. Construction was financed by current available cash derived from past operations. No proceeds from the IPO was used for the land or the construction of the building. Completion was March, 1996.
















                        PART II - OTHER INFORMATION


ITEM 1.        Legal Proceedings

               NONE


ITEM 6.        Exhibits and Reports on Form 8-K

               (a)     None

               (b)     Reports on Form 8-K

          The registrant filed the following reports on Form 8-K during the first quarter, 1996:

          (i) Form 8-K dated January 16, 1996 announcing a program to repurchase up to $500,000 of its shares in the operamarket.

          (ii) Form 8-K dated February 29, 1996, reporting Avertt Inc.'s move to new headquarters

          (iii) Form 8-K dated March 4, 1996, reporting fourth quarter and year-end results, and,

          (iv) Form 8-K dated March 6, 1996, regarding the extenion of expiration date of Avert's Redeemable Warrants.



































                                SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AVERT, INC.


DATE:          April 26, 1996           BY:___________Dean A. Suposs
                                        Dean A. Suposs, President



DATE:          April 26, 1996           BY: __________ Jamie M.Burgat____
                                        Jamie M. Burgat, Vice President of
                                        Operations and Chief Financial
Officer