Form 10QSB/A
period 1996-03-31
AVERT INC
filed 1996-05-30
CIK 920909

10

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                           AMENDED FORM 10-QSB

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


                                   AVERT, INC.


DATE:          May 30, 1996             BY:___________Dean A. Suposs
                                        Dean A. Suposs, President



DATE:          May 30, 1996             BY: __________ Jamie M.Burgat____
                                        Jamie M. Burgat, Vice President of
                                        Operations and Chief Financial
Officer









[TYPE]         EX-27
[SROS]         NASD
[FILER]
[ARTICLE] 5
[CIK]          0000920909
[CCC]          gjw8ap@p
[/FILER]
[NAME]         AVERT, INC.
[PERIOD-START] JAN-01-1996
[PERIOD-TYPE]  3-MOS
[FISCAL-YEAR-END]  DEC-31-1996
[PERIOD-END]   MAR-31-1996
[TEXT]
[CASH]                                    161,700
[SECURITIES]                            5,546,900
[RECEIVABLES]                             758,100
[ALLOWANCES]                                    0
[INVENTORY]                                     0
<CURRENT ASSETS>                        6,665,200
[PP&E]                                  1,746,600
[DEPRECIATION]                                  0
<TOTAL ASSETS>                          8,431,200
<CURRENT LIABILITIES>                     481,200
[BONDS]                                         0
[PREFERRED-MANDATORY]                           0
[PREFERRED]                                     0
[COMMON]                                4,960,600
[OTHER-SE]                              2,989,400
[TOTAL-LIABILITY-AND-EQUITY]            8,431,200
[SALES]                                 1,550,400
[TOTAL-REVENUES]                        1,652,300
[CGS]                                           0
[TOTAL-COSTS]                           1,344,500
[OTHER-EXPENSES]                                0
[LOSS-PROVISION]                                0
[INTEREST-EXPENSE]                              0
[INCOME-PRETAX]                           307,800
[INCOME-TAX]                              116,800
[INCOME-CONTINUING]                             0
[DISCONTINUED]                                  0
[EXTRAORDINARY]                                 0
[CHANGES]                                       0
[NET-INCOME]                              191,000
[EPS-PRIMARY]                                 .06
[EPS-DILUTED]                                 .06