Form 10QSB
period 1996-06-30
AVERT INC
filed 1996-08-14
CIK 920909

10

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                           AMENDED FORM 10-QSB

 [   X    ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

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

                    [  X   ]   Yes         [     ]   No

 As of August 13, 1996 the issuer had 3,414,250 shares of Common Stock, no par value, outstanding

              Transitional Small Business Disclosure Format.
                     [      ]  Yes         [  X  ]  No
 Form 10-QSB
 Quarter Ended June 30, 1996


                                   INDEX


                                                             PAGE

 PART I - FINANCIAL INFORMATION

      ITEM 1.  Financial statements

           Unaudited balance sheets..........................  3

           Unaudited statements of income....................  4

           Unaudited statements of cash flows................  5

           Notes to unaudited financial statements...........  6

      ITEM 2.  Management's Discussion and Analysis or
              Plan of
 Operations..................................................  7


 PART II - OTHER INFORMATION

      ITEMS 1, 2, 3, 4 and 5    Not applicable...............

      ITEM 6   Exhibits and Reports on Form 8-K..............  11


 Signatures..................................................  12












                      PART I - FINANCIAL INFORMATION
                                AVERT, INC.
                              BALANCE SHEETS

                                  ASSETS

                                                JUNE 30,         DECEMBER 31,
                                                  1996              1995
                                               (unaudited)
Current assets:
     Cash and cash equivalents..............    $  73,800       $ 159,700
     Marketable securities..................    5,423,800       5,966,500
     Accounts receivable, net of allowance..      926,800         607,900
     Prepaid expenses and other.............      153,000         240,600

          Total current assets..............  $ 6,577,400       6,974,700

Property and equipment, net.................    2,028,700       1,389,100
Other     assets............................       19,400          19,400

Total assets................................  $ 8,625,500    $  8,383,200
                                              ===========      ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................   $  310,700    $    407,900
     Accrued expenses.......................       72,900          81,300
     Deferred revenue.......................       55,500          58,600
          Total current liabilities.........      439,100         547,800

Shareholders' equity:
     Preferred shares, no par value; authorized
       1,000,000 shares; none outstanding....         ---            ---
     Common stock, no par value; authorized
       9,000,000 shares; 3,442,250 shares issued
       and outstanding.......................   4,960,600       4,960,600
     Treasury Stock                              (110,400)           ---
     Retained earnings............ ..........   3,336,200       2,874,800
          Total shareholders' equity.........   8,186,400       7,835,400

Total liabilities and shareholders' equity... $ 8,625,500     $  8,383,200
                                               ==========      ==========

            See accompanying notes to the financial statements.




                                   AVERT, INC.
                           STATEMENTS OF INCOME
                                (unaudited)

                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,

                                    1996        1995       1996         1995
Net revenues:
     Search and product fees... $1,861,700  $1,362,200  $3,412,000  $2,579,900
     Interest and other income.....106,100     103,100     208,100     196,700

                                 1,967,800   1,465,300   3,620,100   2,776,600
Expenses:
     Search and product costs..... 788,000     550,400   1,492,400   1,047,200
     Marketing.....................330,900     197,200     610,100     363,500
     General and administrative....280,300     280,800     515,400     494,100
     Software development.......... 83,900      52,500     176,900     113,900
     Depreciation and amortization..47,700      26,600      80,500      53,800

                                 1,530,800   1,107,500   2,875,300   2,072,500

Income before income taxes.........437,000     357,800     744,800     704,100

     Income tax expense......... ( 166,500)   (134,100)   (283,300)   (263,300)

Net income.................. $     270,500 $   223,700   $ 461,500   $ 440,800
                                ==========   =========    ========    ========
Net income per common share..$         .08 $       .06   $     .13   $     .13
                                ==========   =========    ========    ========
Weighted average common
     shares outstanding..........3,418,500   3,442,250   3,427,800   3,442,250
                                ==========   =========   =========   =========










            See accompanying notes to the financial statements.






                                AVERT, INC.
                         STATEMENTS OF CASH FLOWS
                                (unaudited)

                                               SIX MONTHS ENDED JUNE 30,
                                               1996                 1995
Cash Flows From Operating Activities:
    Net income...........................   $ 461,500           $  440,800
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization...      80,500               53,800
         Bad debt expense................      15,000               11,000
         Increase/(decrease) in marketable securities and
          other gains....................       ---               (169,700)
         Changes in operating assets and liabilities:
          Accounts receivable................(333,800)            (125,200)
          Prepaid expenses and other current assets
                               ...........     87,300              (70,100)
          Other assets....................       ---                (2,500)
          Accounts payable................    (97,000)             170,700
          Accrued expenses................    (16,800)             (50,800)
          Income taxes payable............      8,200             (184,000)
          Deferred revenue and deposits ..     (3,000)             (17,900)

     Net cash provided by operating activities
                               ...........    201,900               56,100

Cash Flows from Investing Activities:
     Additions to furniture and equipment.    (720,100)           (387,400)
     Sale of marketable securities........     542,700               ---

     Net cash provided by investing activities
                               ...........    (177,400)           (387,400)

Cash Flows from Financing Activities:
     Purchase of Treasury Stock...........    (110,400)               ---

     Net cash provided by financing activities(110,400)               ---

Increase/(Decrease) in Cash and Cash Equivalents
                             .............     (85,900)           (331,300)

Cash and Cash Equivalents, beginning of period
                             .............     159,700             738,300

Cash and Cash Equivalents, end of period..   $  73,800           $ 407,000
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

     The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1996. The Company believes that the six month report filed on Form 10-QSB is representative of its financial position, its results of operations and its cash flows as of and for the periods ended June 30, 1996 and 1995 covered thereby.





















ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations

Comparison of quarters ended June, 1996 and June 30, 1995

     Net revenues increased from $1,465,300 for the three month period ended June 30, 1995,to $1,967,800 for the comparable three month period in 1996 or 34%. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                        Three Months Ended   Three Months Ended  Percent of
                          June 30, 1996        June 30, 1995      Increase
                         Revenues  % total    Revenues  % total  (Decrease)
Products:
  Workers compensation histories
                       $  326,500    16.6%    $ 332,800    22.7%       ( 1.9%)
  Criminal history reports
                       $1,027,300    52.2%    $ 688,000    47.0%        49.3%
  Previous employment reports/credit reports
                       $  222,800    11.3%    $ 118,400     8.1%        88.2%
  Motor vehicle driving records
                       $  230,300    11.7%    $ 195,700    13.4%        17.7%
  Other products       $  122,000     6.2%    $  63,600     3.8%        91.8%

Interest income        $   78,100     4.0%    $  91,400     6.2%       (14.6)%


     NET REVENUES      $1,967,800            $1,465,300                  34.3%



     Moderate to strong growth in sales of all of the Company's products continued during the second quarter of 1996 with the exception of workers' compensation reports. Although sales of workers' compensation histories actually decreased approximatley 1.9% from second quarter 1995 to second quarter 1996, it is still the second largest product line respresenting $326,500 for the second three months of 1996 and $332,800 for the comparable
period in 1995.   The Company believes that sales of this product will
gradually increase as the Company enters new markets, continues to educate customers, continues workers' compensation marketing campaigns, and locates new data sources, but will continue to decrease as a percentage of total revenues. Very strong growth of approximately 49.3% continued in the Criminal History product line representing apprxomately 52.2% of net revenues in the second quarter of 1996 as compared to approximately 47% of net revenues in the second quarter of 1995. There was an approximate 88.2% growth from second quarter 1995 to second quarter 1996 in the area of Previous Employment/Credit. These products represent approximately 11.3% of net revenues in the quarter ended June 30, 1996 as compared to approximately 8.1% of net revenues in the same quarter in 1995.


     Income before income taxes increased from $357,800 in the period ended June 30, 1995 to $437,000 in the period ended June 30, 1996 or approximately 22.1% and represented approximately 22.2% of net revenues in the second quarter 1996 compared to approximately 24.4% in the second quarter 1995.

     Total expenses increased from $1,107,500 for the three month period ended June 30, 1995 to $1,530,800 for the comparable period in 1996. A breakdown in expenses is as follows:

                     Three Months Ended  Three Months Ended  Increase (Decrease)
                         June 30, 1996      June 30, 1995     % of Revenues
                     Expense  % of       Expense  % of        1995 over 1994
                              Revenue             Revenue

Search and product     $ 788,000   40.0% $ 550,400   37.6%       2.4%
Marketing                330,900   16.8    197,200   13.4        3.4
General and administration
                         280,300   14.3    280,800   19.2       (4.9)
Software development      83,900    4.3     52,500    3.6        0.7
Depreciation and amortization
                          47,700    2.4     26,600    1.8       (0.6)


     Expenses        $ 1,530,800   77.8% $1,107,500  75.6%       2.2%
                       ========   ====== ==========  ======   ===========

     The decrease in gross margin and the increase in marketing expense accounted for an increase in total expenses of 6.8% as a percentage of total net revenues. There was an approximate 4.9% decrease of general and administrative expenses in the second quarter ended June 30, 1996 from the same period ended June 30, 1995. All other areas of expenses remained relatively stable.

     Income taxes remained consistent between the respective three month periods at the expected combined federal and state statutory rate of approximately 38%, resulting in net income of $270,500 or $.08 per share on 3,418,500 shares for the second quarter ended June 30, 1996, as compared to net income of $223,700 or $.06 per share on 3,442,250 shares for the second quarter ended June 30, 1996.


Comparison of six months ended June 30, 1996 and June 30, 1995

     Net revenues increased from $2,776,600 for the six month period ended June 30, 1995, to $3,620,100 for the comparable six month period in 1996 or approximately 30.4%. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                        Six Months Ended     Six Months Ended    Percent of
                          June 30, 1996       June 30, 1995       Increase
                       Revenues    % total  Revenues   % total   (Decrease)

Products:
   Workers' compensation histories
                       $  610,200   16.9%   $  631,800  22.8%      ( 3.4)%
   Criminal history reports
                       $1,868,700   51.6%   $1,293,600  46.6%       44.5%
   Previous employment reports/credit report
                       $  398,900   11.0%   $  214,000   7.7%       86.4%
   Motor vehicle driving records
                       $  448,100   12.4%   $  381,200  13.7%       17.5%
   Other products      $  256,100    7.0%   $  122,800   4.4%      208.5%

Interest income        $  161,000    4.5%   $  176,800   6.4%     (  8.9)%

     NET REVENEUS      $3,620,100           $2,776,600               30.4%


     Moderate to strong growth in sales of all of the Company's products continued during the first six months of 1996 with the exception of workers' compensation reports. Although sales of workers' compensation histories actually decreased approximately 3.4% from the six month period ended June 30, 1995 to the same six month period in 1996, it is still the second largest product line representing $610,200 for six months of 1996 and $631,800 for six months of 1995. The Company believes that sales of this product will gradually increase as the Company enters new markets, continues to educate customers, continues workers' compensation marketing campaigns, and locates new data sources, but will continue to decrease as a percentage of total revenues. Very strong growth of approximately 44.5% continued in the Criminal History product line representing approximately 51.6% of net revenues in the first six month period of 1996 as compared to approximately 46.6% of net revenues in the first six month period of 1995. There was an approximate 86.4% growth from the six month period ended June 30, 1995 to the six month period ended June 30, 1996 in the area of Previous Employment/Credit. These products represent approximately 11.0% of net revenues in the six months ended June 30, 1996 as compared to approximately 7.7% of net revenues in the same period in 1995.

     Income before income taxes increased from $704,100 in the six month period ended June 30, 1995 to $744,800 in the six month period ended June 30, 1996 or approximately 5.8% and represented approximately 20.6% of net revenues in the first six months of 1996 compared to approximately 25.4% in the first six months of 1995.

     Total expenses increased from $2,072,500 for the six month period ended June 30, 1995, to $2,875,300 for the comparable period in 1996. A breakdown in expenses is as follows:

                    Six Months Ended     Six Months Ended  Increase(Decrease)
                     June 30, 1996         June 30, 1995    % of Revenues
                    Expenses  % of       Expense   % of     1996 over 1995
                             Revenue              Revenue

Search and product..$1,492,400  41.2%   $1,047,200  37.7%         3.5%
Marketing              610,100  16.9       363,500  13.1          3.8
General and administration
                       515,400  14.2       494,100  17.8         (3.6)
Software development   176,900   4.9       113,900   4.1          0.8
Depreciation and amortization
                        80,500   2.2        53,800   1.9          0.3

     Expenses       $2,875,300  79.4%   $2,072,500  74.6%         4.8%
                    ==========  =====   ==========  =====         ====

     The decrease in gross margin and the increase in marketing expenses accounted for an increase in total expenses of 7.3% as a percentage of total net revenues. There was an approximate 3.6% decrease of general and administrative expenses in the six month period ended June 30, 1996 from the same period ended June 30, 1995. Other areas of expenses remained relatively stable.

     Income taxes remained consistent between the respective six month periods at the expected combined federal and state statutory rate of approximately 38%, resulting in net income of $461,500 or $.13 per share on 3,427,800 shares for the six months ended June 30, 1996, as compared to net income of $440,800 or $.13 per share on 3,442,250 shares for the six months ended June 30, 1995.


Liquidity and Capital Resources

     The Company's financial position at June 30, 1996 remained strong with working capital at that date of $6,138,300 compared to $6,426,900 at December 31 1995. Cash and cash equivalents at June 30, 1996 were
$73,800 and decreased from $159,700 at December 31, 1995. Net cash provided from operations for the six month period ended June 30, 1996 was $201,900 and consisted primarily of net income of $461,500, a $330,800 increase in accounts receivable, and a $97,000 decrease in accounts payble. The Company had capital expenditures of $720,100 for the six month period ended June 30, 1996 as compared to $387,400 for the year ended December 31, 1995. The majority of the capital expenditures during the six months ended June 30, 1996 was attributable to the final phase of construction and purchase of assets for an approximate 14,600 square feet office building for use as its headquarters. The total construction costs were $1.2 million. Construction was financed by available cash derived from past operations.
No proceeds from the IPO was used for the land or the construction of the building. Completion was March, 1996. In addition, computer hardware and software development costs were incurred during the first six month period of 1996.
















                        PART II - OTHER INFORMATION


ITEM 1.        Legal Proceedings

               NONE


ITEM 6.        Exhibits and Reports on Form 8-K

               (a)     None

               (b)     Reports on Form 8-K

          The registrant filed the following reports on Form 8-K during the second quarter, 1996:

          (i) Form 8-K dated April 4, 1996 announcing the addition of independent sales representatives

          (ii) Form 8-K dated June 3, 1996 announcing increased product revenue growth for first two months of second quarter, 1996

          (iii)Form 8-K dated June 24, 1996, reporting the hiring of Jerry thurber as Director of Information Technology

          (iv) Form 8-K dated July 1, 1996, announcing the new Avertadvantage Program and price increase, and,

          (v) Form 8-K dated July 23, 1996, announcing second quarter and six month period results



































                                SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AVERT, INC.


DATE:          August 14, 1996          BY:  Dean A. Suposs
                                        Dean A. Suposs, President



DATE:          August 14, 1996          BY:  Jamie M.Burgat
                                        Jamie M. Burgat, Vice President of
                                        Operations and Chief Financial
Officer









[TYPE]         EX-27
[SROS]         NASD
[FILER]
[ARTICLE] 5
[CIK]          0000920909
[CCC]          gjw8ap@p
[FILER]
[NAME]         AVERT, INC.
[PERIOD-START] APR-01-1996
[PERIOD-TYPE]  3-MOS
[FISCAL-YEAR-END]  DEC-31-1996
[PERIOD-END]   JUN-30-1996
[CASH]                                     73,800
[SECURITIES]                            5,423,800
[RECEIVABLES]                             926,800
[ALLOWANCES]                                    0
[INVENTORY]                                     0
<CURRENT ASSETS>                        6,577,400
[PP&E]                                  2,028,700
[DEPRECIATION]                                  0
<TOTAL ASSETS>                          8,625,500
<CURRENT LIABILITIES>                     439,100
[BONDS]                                         0
[PREFERRED-MANDATORY]                           0
[PREFERRED]                                     0
[COMMON]                                4,960,600
[OTHER-SE]                              3,225,800
[TOTAL-LIABILITY-AND-EQUITY]            8,625,500
[SALES]                                 1,861,700
[TOTAL-REVENUES]                        1,967,800
[CGS]                                           0
[TOTAL-COSTS]                           1,530,800
[OTHER-EXPENSES]                                0
[LOSS-PROVISION]                                0
[INTEREST-EXPENSE]                              0
[INCOME-PRETAX]                           437,000
[INCOME-TAX]                              166,500
[INCOME-CONTINUING]                             0
[DISCONTINUED]                                  0
[EXTRAORDINARY]                                 0
[CHANGES]                                       0
[NET-INCOME]                              270,500
[EPS-PRIMARY]                                 .08
[EPS-DILUTED]                                 .08