Form 10QSB
period 1996-09-30
AVERT INC
filed 1996-11-12
CIK 920909

10

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                           AMENDED FORM 10-QSB

 [   X    ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

                    [  X   ]   Yes         [     ]   No

 As of November 11, 1996 the issuer had 3,400,000 shares of Common Stock, no par value, outstanding

              Transitional Small Business Disclosure Format.
                     [      ]  Yes         [  X  ]  No
 Form 10-QSB
 Quarter Ended September 30, 1996


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












                      PART I - FINANCIAL INFORMATION
                                AVERT, INC.
                              BALANCE SHEETS

                                  ASSETS

                                              SEPTEMBER 30,     DECEMBER 31,
                                                  1996              1995
                                               (unaudited)
Current assets:
     Cash and cash equivalents..............    $ 243,500       $ 159,700
     Marketable securities..................    5,500,400       5,966,500
     Accounts receivable, net of allowance..    1,002,900         607,900
     Prepaid expenses and other.............      150,400         240,600

          Total current assets..............  $ 6,897,200       6,974,700

Property and equipment, net.................    2,136,000       1,389,100
Other     assets............................       16,200          19,400

Total assets................................  $ 9,049,400    $  8,383,200
                                              ===========      ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................   $  359,500    $    407,900
     Accrued expenses.......................      170,000          81,300
     Deferred revenue.......................       53,000          58,600
          Total current liabilities.........      582,500         547,800

Shareholders' equity:
     Preferred shares, no par value; authorized
       1,000,000 shares; none outstanding....         ---            ---
     Common stock, no par value; authorized
       9,000,000 shares; 3,442,250 shares issued
       and outstanding.......................   4,960,600       4,960,600
     Treasury Stock                              (168,200)           ---
     Retained earnings............ ..........   3,674,500       2,874,800
          Total shareholders' equity.........   8,466,900       7,835,400

Total liabilities and shareholders' equity... $ 9,049,400     $ 8,383,200
                                               ==========      ==========

            See accompanying notes to the financial statements.




                                   AVERT, INC.
                           STATEMENTS OF INCOME
                                (unaudited)

                                    Three Months Ended      Nine Months Ended
                                      September  30,          September 30,

                                    1996        1995       1996         1995
Net revenues:
     Search and product fees... $2,054,900  $1,578,000  $5,466,800  $4,158,000
     Interest and other income.....158,900     106,800     367,100     303,500

                                 2,213,800   1,684,800   5,833,900   4,461,500
Expenses:
     Search and product costs..... 892,700     740,400   2,385,100   1,841,300
     Marketing.....................374,100     213,900     984,300     578,100
     General and administrative....259,400     231,300     774,700     670,800
     Software development.......... 91,500      53,800     268,400     168,000
     Depreciation and amortization..50,100      26,100     130,600      79,900

                                 1,667,800   1,265,500   4,543,100   3,338,100

Income before income taxes.........546,000     419,300   1,290,800   1,123,400

     Income tax expense......... ( 207,900)   (159,100)   (491,100)   (422,400)

Net income.................. $     338,100 $   260,200   $ 799,700   $ 701,000
                                ==========   =========    ========    ========
Net income per common share..$         .10 $       .08   $     .23   $     .20
                                ==========   =========    ========    ========
Weighted average common
     shares outstanding..........3,422,797   3,442,250   3,423,893   3,442,250
                                ==========   =========   =========   =========










            See accompanying notes to the financial statements.






                                AVERT, INC.
                         STATEMENTS OF CASH FLOWS
                                (unaudited)

                                             NINE MONTHS ENDED SEPTEMBER 30,
                                               1996                 1995
Cash Flows From Operating Activities:
    Net income...........................   $ 799,700           $  701,000
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization...     130,600               79,900
         Bad debt expense................      22,500               21,500
         Increase/(decrease) in marketable securities and
          other gains....................     (76,600)            (259,400)
         Changes in operating assets and liabilities:
          Accounts receivable................(417,500)            (286,200)
          Prepaid expenses and other current assets
                               ...........     90,200              (88,600)
          Other assets....................      3,200               11,300
          Accounts payable................    (48,400)             167,200
          Accrued expenses................    (36,900)             (38,600)
          Income taxes payable............    125,600             (173,500)
          Deferred revenue and deposits ..     (5,600)             (25,900)

     Net cash provided by operating activities
                               ...........    586,800              108,700

Cash Flows from Investing Activities:
     Additions to furniture and equipment.    (877,500)           (677,500)
     Sale of marketable securities........     542,700               ---

     Net cash provided by investing activities
                               ...........    (334,800)           (677,500)

Cash Flows from Financing Activities:
     Purchase of Treasury Stock...........    (168,200)               ---

     Net cash provided by financing activities(168,200)               ---

Increase/(Decrease) in Cash and Cash Equivalents
                             .............      83,800           (568,800)

Cash and Cash Equivalents, beginning of period
                             .............     159,700             738,300

Cash and Cash Equivalents, end of period..   $ 243,500           $ 169,500
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

     The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1996. The Company believes that the six month report filed on Form 10-QSB is representative of its financial position, its results of operations and its cash flows as of and for the periods ended September 30, 1996 and 1995 covered thereby.





















ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations

Comparison of quarters ended September, 1996 and September 30, 1995

     Net revenues increased from $1,684,800 for the three month period ended September 30, 1995,to $2,213,800 for the comparable three month period in 1996 or 31%. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                        Three Months Ended   Three Months Ended  Percent of
                        Septemer 30, 1996    Septemer 30, 1995   Increase
                         Revenues  % total    Revenues  % total  (Decrease)
Products:
  Workers compensation histories
                       $  354,600    16.0%    $ 350,200    20.8%        1.3%
  Criminal history reports
                       $1,114,200    50.3%    $ 831,800    49.4%        34.0%
  Previous employment reports/credit reports
                       $  246,400    11.1%    $ 165,900     9.9%        48.5%
  Motor vehicle driving records
                       $  256,700    11.6%    $ 202,300    12.0%        26.9%
  Other products       $  111,100     5.0%    $  75,300     4.5%       147.5%

Interest income        $   76,700     3.5%    $  93,200     5.5%       (17.7)%


     NET REVENUES      $2,213,800            $1,684,800                  31.4%



     Moderate to strong growth in sales of all of the Company's products continued during the third quarter of 1996 with the exception of Workers' Compensation reports. Although sales of Workers' Compensation histories only increased approximately 1.3% from third quarter 1995 to third quarter 1996, it is still the second largest product line respresenting $354,600 for the third three months of 1996 and $350,200 for the comparable
period in 1995.   Sales of Workers' Compensation histories are expected to
continue to be a viable product as the Company new markets, continues to educate customers, continues workers' compensation marketing campaigns, and locates new data sources, but to continue to decrease as a percentage of total revenues. In terms of dollars, Criminal History reports contributed the largest increase in net revenues and represented strong growth of approximately 34% in the quarter ended September 30, 1995 over the quarter ended September 30, 1996. The Criminal History product line represented approximately 50.3% of net revenues in the third quarter of 1996 as compared to approximately
49% of net revenues in the third quarter of 1995.  There was an approximate
48% growth from third quarter 1995 to third quarter 1996 in the area of Previous Employment/Credit. These products represent approximately 11.1% of net revenues in the quarter ended September 30, 1996 as compared to approximately 9.9% of net revenues in the same quarter in 1995.


     The category above titled as "Other Products" consists of four products:
Education/Credential Verification, Name Link, Employment Applications, and First Check. While these products do not represent a material amount of dollars, they continue to experience strong growth and represent approximately 5% of net revenues and $111,100 in revenues in the quarter ended September 30, 1996, as compared to approximately 4.5% of net revenue and $75,300 in revenue for the quarter ended September 30, 1995.

     Income before income taxes increased from $419,300 in the period ended September 30, 1995 to $546,000 in the period ended September 30, 1996 or approximately 30.2% and represented approximately 24.7% of net revenues in the third quarter 1996 compared to approximately 24.9% in the third quarter 1995.

     Total expenses increased from $1,265,500 for the three month period ended September 30, 1995 to $1,667,800 for the comparable period in 1996. A breakdown in expenses is as follows:

                     Three Months Ended  Three Months Ended  Increase (Decrease)
                     September 30, 1996  September 30, 1995    % of Revenues
                     Expense  % of       Expense  % of        1995 over 1994
                              Revenue             Revenue

Search and product     $ 892,700   40.3% $ 740,400   43.9%      (3.6)%
Marketing                374,100   16.9    213,900   12.7        4.2
General and administration
                         259,400   11.7    231,300   13.7       (2.0)
Software development      91,500    4.1     53,800    3.2        0.9
Depreciation and amortization
                          50,100    2.3     26,100    1.6        0.7


     Expenses        $ 1,667,800   75.3% $1,265,500  75.1%       .20%
                       ========   ====== ==========  ======   ===========

     The expenses for both third quarter periods in 1996 and 1995 remained stable as a whole in terms of percentage of revenue. The Company experienced an approximate 3.6% decrease in product costs and 2.0% decrease in general and administrative costs. These decreases were offset by the increase primarily in marketing expenses. This increase was primarily associated with the generation of new customer leads and the hiring and training of additional sales personnel needed for implementation of the Company's nationwide marketing efforts.

     Income taxes remained consistent between the respective three month periods at the expected combined federal and state statutory rate of approximately 38%, resulting in net income of $338,100 or $.10 per share on 3,422,800 shares for the third quarter ended September 30, 1996, as compared to net income of $260,200 or $.08 per share on 3,442,250 shares for the third quarter ended September 30, 1996.


Comparison of nine months ended September 30, 1996 and September 30, 1995

     Net revenues increased from $4,461,500 for the nine month period ended September 30, 1995, to $5,833,900 for the comparable nine month period in 1996 or approximately 30.8%. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                       Nine Months Ended    Nine Months Ended    Percent of
                       September 30, 1996   September 30, 1995    Increase
                       Revenues    % total  Revenues   % total   (Decrease)

Products:
   Workers' compensation histories
                       $  964,800   16.5%   $  982,000  22.0%      ( 1.8)%
   Criminal history reports
                       $2,982,900   51.1%   $2,125,400  47.6%       40.3%
   Previous employment reports/credit report
                       $  645,200   11.1%   $  379,900   8.5%       69.9%
   Motor vehicle driving records
                       $  704,800   12.1%   $  583,500  13.1%       20.8%
   Other products      $  320,100    5.5%   $  198,100   4.4%      161.6%

Interest income        $  237,700    4.1%   $  270,000   6.1%     ( 12.0)%

     NET REVENEUS      $5,833,900           $4,461,500               30.8%


     Moderate to strong growth in sales of all of the Company's products continued during the first nine months of 1996 with the exception of Workers' Compensation reports. Although sales of Workers' Compensation histories actually decreased approximately 1.8% from the nine month period ended September 30, 1995 to the same nine month period in 1996, it is still the second largest product line representing $964,800 for nine months of 1996 and $982,000 for nine months of 1995. Sales of Workers' Compensation histories are expected to continue to be a viable product as the Company enters new markets, continues to educate customers, continues workers' compensation marketing campaigns, and locates new data sources, but to continue to decrease as a percentage of total revenues. Very strong growth of approximately 40.3% continued in the Criminal History product line representing approximately 51.1% of net revenues in the first nine month period of 1996 as compared to approximately 47.6% of net revenues in the first nine month period of1995. There was an approximate 69.9% growth from the nine month period ended September 30, 1995 to the nine month period ended September 30, 1996 in the area of Previous Employment/Credit. These products represent approximately 11.1% of net revenues in the nine months ended September 300, 1996 as compared to approximately 8.5% of net revenues in the same period in 1995.

     The category above labeled "Other Products" consists of four products:
Education/Credential Verification, Name Link, Employment Applications, and First Check. These products continue to experience strong growth and represent approximately 5.5% of net revenues or $320,100 in revenues in the nine month period ended September 30, 1996, as compared to approximately 4.4% of net revenues, or $198,100 in the same nine month period in 1995.

     Income before income taxes increased from $1,123,400 in the nine month period ended September 30, 1995 to $1,290,800 in the nine month period ended September 30, 1996 or approximately 14.9% and represented approximately 22.1% of net revenues in the first nine months of 1996 compared to approximately 25.2% in the first nine months of 1995.

     Total expenses increased from $3,338,100 for the nine month period ended September 30, 1995, to $4,543,100 for the comparable period in 1996. A breakdown in expenses is as follows:

                   Nine Months Ended    Nine Months Ended  Increase(Decrease)
                   September 30, 1996   September 30, 1995    % of Revenues
                    Expenses  % of       Expense   % of     1996 over 1995
                             Revenue              Revenue

Search and product..$2,385,100  40.9%   $1,841,300  41.2%        (0.3)%
Marketing              984,300  16.9       578,100  13.0          3.9
General and administration
                       774,700  13.3       670,800  15.0         (1.7)
Software development   268,400   4.6       168,000   3.8          0.8
Depreciation and amortization
                       130,600   2.2        79,900   1.8          0.4

     Expenses       $4,543,100  77.9%   $3,338,100  74.8%         3.1%
                    ==========  =====   ==========  =====         ====

     The expenses for the nine month period ended September 30, 1996 increased approximately 3.1% as a percentage of revenues over the same nine month period in 1995. Additional marketing expenses accounted for the majority of the increase. Those expenses are primarily associated with the generation of new customer leads and the hiring and training of additional sales personnel needed for implementation of the Company's nationwide marketing efforts. The Company experienced an approximate 1.7% decrease in product and general and administrative costs. Other areas of expense remained relatively stable.

     Income taxes remained consistent between the respective nine month periods at the expected combined federal and state statutory rate of approximately 38%, resulting in net income of $799,700 or $.23 per share on 3,423,900 shares for the nine months ended September 30, 1996, as compared to net income of $701,000 or $.20 per share on 3,442,250 shares for the nine months ended September 30, 1995.


Liquidity and Capital Resources

     The Company's financial position at September 30, 1996 remained strong with working capital at that date of $6,314,700 compared to $6,426,900 at December 31 1995. Cash and cash equivalents at September 30, 1996 were $243,500 and increased from $159,700 at December 31, 1995. Net cash provided from operations for the nine month period ended September 30, 1996 was $586,800 and consisted primarily of net income of $799,700, a $417,000 increase in accounts receivable, and a $125,600 increase in income taxes payable. The Company had capital expenditures of $877,500 for the nine month period ended September 30, 1996 as compared to $387,400 for the year ended December 31,1995. The majority of the capital expenditures during the nine months ended September 30, 1996 was attributable to the final phase of construction and purchase of assets for an approximate 14,600 square feet office building for use as its headquarters. The total construction costs were approximately $1.2 million. Construction was financed entirely by available cash derived from past operations. No proceeds from the IPO was used for the purchase of the land or the construction of the building. Construction was completed in March, 1996. In addition, Avert has now internally committed to spend up to $1.5 million to develop new software and upgrade its existing software. The Company expects the new software and upgrade of its existing sfotware to allow the Company to: (1) manage its higher volume with a lower cost per transaction; (2) introduce new products and services at a much quicker pace; (3) directly integrate the Company's information technology systems with strategic partners, suppliers, and large customers; and (4) maintain the Company's competitive position and provide leading edge, but safe and proven, technology for its customers. Development and upgrade of the software will be financed by available cash derived from past or continued operations. No proceeds from the IPO or this offering will be used for development of this new software and upgrade of the Company's existing software. Development and upgrading of the software presently is expected to be complete in late 1997 or early 1998, with scheduled software releases occurring prior to that time.
















                        PART II - OTHER INFORMATION


ITEM 1.        Legal Proceedings

               NONE


ITEM 6.        Exhibits and Reports on Form 8-K

               (a)     None

               (b)     Reports on Form 8-K

          The registrant filed the following reports on Form 8-K during the second quarter, 1996:

          (i) Form 8-K dated July 1, 1996 announcing the Avertadvantage Program and price increase.

          (ii) Form 8-K dated July 23, 1996 announcing financial results for the second quarter and six month period.

          (iii)Form 8-K dated November 11, 1996 announcing financial results for the third quarter and nine month period.




































                                SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AVERT, INC.


DATE:          November 11, 1996          BY:  Dean A. Suposs
                                          Dean A. Suposs, President



DATE:          November 11, 1996          BY:  Jamie M.Burgat
                                          Jamie M. Burgat, Vice President of
                                          Operations and Chief Financial
                                          Officer









[TYPE]         EX-27
[SROS]         NASD
[FILER]
[ARTICLE] 5
[CIK]          0000920909
[CCC]          gjw8ap@p
[FILER]
[NAME]         AVERT, INC.
[PERIOD-START] JUL-01-1996
[PERIOD-TYPE]  3-MOS
[FISCAL-YEAR-END]  DEC-31-1996
[PERIOD-END]   JUN-30-1996
[CASH]                                    243,500
[SECURITIES]                            5,500,400
<RECEIVABLES, NET>                      1,002,900
[ALLOWANCES]                                    0
[INVENTORY]                                     0
<CURRENT ASSETS>                        6,897,200
<PP&E, NET>                             2,136,000
[DEPRECIATION]                                  0
<TOTAL ASSETS>                          9,049,400
<CURRENT LIABILITIES>                     582,500
[BONDS]                                         0
[PREFERRED-MANDATORY]                           0
[PREFERRED]                                     0
[COMMON]                                4,960,600
[OTHER-SE]                              3,506,300
[TOTAL-LIABILITY-AND-EQUITY]            9,049,400
[SALES]                                 2,054,900
[TOTAL-REVENUES]                        2,213,800
[CGS]                                           0
[TOTAL-COSTS]                           1,667,800
[OTHER-EXPENSES]                                0
[LOSS-PROVISION]                                0
[INTEREST-EXPENSE]                              0
[INCOME-PRETAX]                           546,000
[INCOME-TAX]                              207,900
[INCOME-CONTINUING]                             0
[DISCONTINUED]                                  0
[EXTRAORDINARY]                                 0
[CHANGES]                                       0
[NET-INCOME]                              338,100
[EPS-PRIMARY]                                 .10
[EPS-DILUTED]                                 .08