Form 10QSB/A
period 1996-09-30
AVERT INC
filed 1997-01-29
CIK 920909

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
[CCC]          gjw8ap@p
[FILER]
[NAME]         AVERT, INC.
[PERIOD-START] JUL-01-1996
[PERIOD-TYPE]  9-MOS
[FISCAL-YEAR-END]  DEC-31-1996
[PERIOD-END]   SEP-30-1996
[CASH]                                    243,500
[SECURITIES]                            5,500,400
<RECEIVABLES, NET>                      1,002,900
[ALLOWANCES]                                    0
[INVENTORY]                                     0
<CURRENT ASSETS>                        6,897,200
<PP&E, NET>                             2,136,000
[DEPRECIATION]                                  0
<TOTAL ASSETS>                          9,049,400
<CURRENT LIABILITIES>                     582,500
[BONDS]                                         0
[PREFERRED-MANDATORY]                           0
[PREFERRED]                                     0
[COMMON]                                4,960,600
[OTHER-SE]                              3,506,300
[TOTAL-LIABILITY-AND-EQUITY]            9,049,400
[SALES]                                 5,466,800
[TOTAL-REVENUES]                        5,833,900
[CGS]                                           0
[TOTAL-COSTS]                           4,543,100
[OTHER-EXPENSES]                                0
[LOSS-PROVISION]                                0
[INTEREST-EXPENSE]                              0
[INCOME-PRETAX]                         1,290,800
[INCOME-TAX]                              491,100
[INCOME-CONTINUING]                             0
[DISCONTINUED]                                  0
[EXTRAORDINARY]                                 0
[CHANGES]                                       0
[NET-INCOME]                              799,700
[EPS-PRIMARY]                                 .23
[EPS-DILUTED]                                 .23