Form 10KSB
period 1996-12-31
AVERT INC
filed 1997-03-31
CIK 920909

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                            --------    --------
                         Commission File Number 0-23952

                                   AVERT, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          COLORADO                                             84-1028716
 ------------------------------                             -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                   301 REMINGTON, FORT COLLINS, COLORADO 80524
                ----------------------------------------------
               (Address of principal executive offices) (Zip Code)


         Issuer's telephone number, including area code: (970) 484-7722


       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: None
         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

 COMMON STOCK, No Par Value                             REDEEMABLE WARRANTS
 --------------------------                             -------------------
     (Title of class)                                     (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]    No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form KSB. [ ]

     The issuer's revenues for the year ended December 31, 1996 were $8,033,000.

     The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 14, 1997 was $15,841,839.

     As of March 14, 1997, the issuer had outstanding 3,400,000 shares of Common Stock, No par Value, its only class of Common Stock.

                       DOCUMENT INCORPORATED BY REFERENCE

     The following document is incorporated by reference into Part III of this Annual Report on Form 10-KSB: Definitive Proxy Statement for the issuer's 1997 Annual Meeting of Shareholders.

     Transitional Small Business Disclosure Format (Check one):

                              Yes [ ]   No [X]

     This document consists of a total of 36 pages including the Exhibit Index beginning on page 34.

                                     Part I

     "The Company" or "Avert" is used in this report to refer to Avert, Inc. The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to shareholders. Item 1 contains forward-looking statements that are made pursuant to the "safe harbor"
provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to Avert's growth and business strategies, regulatory matters affecting Avert, other plans and objectives of Avert, management for future operations and activities, expansion and growth of Avert's operations and other such matters. The words "believes," "expects," "intends," "strategy," "considers" or "anticipates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 10.


ITEM 1.  Description of Business.

General

     The Company was organized as a Colorado corporation in June 1986 under the name Hire Risk Services corporation. In May 1987, the Company changed its name to Avert, Inc.

     On June 29, 1994, the Company completed an initial public offering ("IPO") of Units, each unit consisting of one share of the Company's Common Stock and one Redeemable Warrant. The Units separated on December 7, 1994 and began trading separately on the NASDAQ National Market on that date. The net proceeds from the IPO, totaling approximately $4,382,300, are currently intended to be used to acquire other companies, assets, and/or product lines that either complement or expand the Company's existing business. Two Redeemable Warrants entitled the holder to purchase one share of Common Stock at a price of $6.50 per share. The expiration date of the Redeemable Warrants was initially December 22, 1995, but was extended to April 30, 1996 and has been further extended to April 30, 1997.

     Avert is an information service bureau engaged primarily in the business of verifying job applicant background information for employers. The background checks are made through the use of databases and a national network of couriers (engaged on an independent contractor basis) developed by the Company since its organization in June, 1986. The background information products and services currently provided by the Company consists of: criminal records, workers' compensation histories, driving records, reference checks, credit histories, social security number use, and education and credential validation. Avert has also developed employment application forms for sale to customers.

     The Company believes that employers increasingly are realizing the benefits of background checking of employees and verification of employment applications, not only because of the desire to help assure a better quality employee, but also, in some industries, the concern with negligent hiring lawsuits. The Company has approximately 7,500 customers located throughout the United States. During 1996, sales were made in 50 states, with approximately 64% of total sales having been made in 11 states (California, Colorado, Florida, Georgia, Illinois, Kansas, Missouri, North Carolina, Oregon, Tennessee, and Texas), with Colorado sales representing approximately 15% of total sales. The Company's business strategy is to accelerate market presence throughout the United States. Avert also intends to enhance its existing products and to use the net proceeds received from the IPO to develop new ones and pursue acquisitions of other companies, assets and/or product lines that either complement or expand its existing business.

Markets

     The Company markets its employment background checking products and services throughout the United States. Although any company with employees is a potential customer of Avert, the Company believes that companies or businesses with one or more of the following characteristics benefit most from background checking:

o High risk of liability for negligent hiring lawsuits relating to the action or inaction of employees; Physically demanding jobs;

o    Employees with access to goods and cash of employers;

o    High employee turnover; and

o Desire for better quality employees, not only with respect to competence, but also integrity.

     Industries in which one or more of these characteristics exist include: construction; retail; manufacturing; property management, including commercial office buildings, apartments and hotels; medical, including nursing homes, hospitals and in-home health care providers; and city and county governments, including schools.


Products and Services

     General. The Company's products and services are designed to verify job applicant background information for employers and consist of database searches through the use of the Company's in-house computer system and manual retrieval and copying of public records by Avert's network courier system. Avert customers may request and receive records by telephone, mail or by facsimile, or by using a modem-equipped personal computer or terminal to access the Company's on-line network. This network is available 24 hours per day, seven days a week. Avert does not sell or license software to its customers.

     The price to Avert's customers of the reports prepared by the Company vary in price from $4.00 to $50.00 per report depending upon the type and location of background check requested by the customer. The reports may be viewed on screen or printed in either Avert's or the customer's offices. The reports remain in a computer file in Avert's host computer system for two years and are available to the customer at no additional cost during that period. New Avert customers are required to pay a $50 set up fee to open an account and to sign a Consumer Report User Agreement ("User Agreement"). If an existing account is inactive for 12 consecutive months, the account will be closed.

     The Company's computer host system consists of two Digital Equipment Alpha processors with 28 gigabytes of storage configured to operate in a cluster environment. The dual processor cluster provides backup for data and operating integrity.

     The Company's network courier system consists currently of persons and small companies variously located throughout the United States. The couriers are engaged as independent contractors by written agreements which provides for payment of a fee on a per document, per day or monthly basis. The number of couriers in each state depends on the size of the state, population density, number of counties within the state, and the organization of the court systems within the state.

     Products and Services. The Company currently offers the following products and services:

          Criminal Histories--Searches selected geographical areas for the presence of a criminal record. This background information is available from 30 states statewide or from all 3,300 counties in the United States on a county-by-county basis. The remaining 20 states do not have a statewide depository for this type of information. This information is retrieved by Avert through its network courier system, computer access directly into the states and certain counties or, in some instances, by facsimile, mail, and telephone.

          Workers' Compensation Histories--Used to confirm on-the-job injuries in compliance with the Americans with Disabilities Act of 1990 (referred to herein as the "ADA"). Avert has been collecting and storing workers' compensation data since the Company's inception. The Company currently has approximately 6.3 million workers' compensation records in its database, and believes that it was the first information service bureau to compile this type of data on a nationwide basis and offer this background service to employers. Avert also believes that it has the largest number of workers' compensation records, and the largest network of workers' compensation histories in the United States. Avert can currently provide workers' compensation information from 42 states through the use of its database and network courier system. Such information from the remaining eight states is not currently available because of state law prohibiting the release of the information, refusal by the states to release the information or inadequate state record retrieval systems.

          Education/Credential Confirmation--Confirms date of attendance, college degrees earned, or association credentials. This background information is obtained by Avert personnel directly from the educational institutions or associations through the use of the telephone, fax or mail.

          Reference Check--Provides four types of references to meet specific needs. The four types (Basic, Standard, Narrative, and Personal) give employers a wide range of reference choices. This background information is also obtained by Avert personnel by telephone, fax or mail directly from previous employers or personal references.

          First Check--Confirms that the applicant is using a valid social security number and is not a fugitive from justice.

          Motor Vehicle Driving Reports--Confirms driving records. This background information is retrieved by Avert through a nonaffiliated third party and is available from all 50 states and all Canadian provinces. This same information could be obtained directly by the Company from the source or from other nonaffiliated third parties. These reports and the credit reports discussed below are the only two products for which Avert serves as a broker.

          Credit Link--Confirms certain credit information. This background information is a special form of a common "credit report" designed for employment purposes only. The report complies with current provisions of the Fair Credit Reporting Act, as amended ("FCRA). See "Government Regulation" below in this Item 1. Avert serves as a broker for this information for all three of the major credit bureaus (Equifax, TRW and TransUnion) and retrieves the information from these credit bureaus through software purchased by Avert from a nonaffiliated third party. Avert customers may order any combination of the three credit bureaus.

          Name Link--Reports use of a social security number. This product or service identifies names associated with a social security number and, in some cases, addresses used by those persons. This information is obtained from insurance records, credit records and death records accessed through Avert's database.

          Employment Application Forms--These employment forms have been developed by Avert and, in Avert's judgment, if used properly by employers, comply with current provisions of the ADA and Title VII requirements. The forms contain a universal release form for those states which require an applicant's signature and include the required IRS Form W-4 and the Department of Justice Employment Eligibility Verification (I-9). The forms also include an affirmative action questionnaire and a conditional job offer form. The application portion of the form sets forth the questions in a manner which, together with company policy, will permit an employer to conduct a background search.

     In addition to the foregoing products and services, Avert will confirm the validity of the social security number of each subject of a background check, provided that the customer provides the Company with the number. If the social security number is valid, Avert will provide the customer with the state name and year of issuance. This service is currently rendered for no additional cost to the customer in conjunction with another Avert product purchased by the customer and regardless of the type of search.

     In July 1996, the Company began offering customers the Avert Advantage customer subscription service. This service provides instant access to hiring process information. Advantage customers also receive a discount based on the number of months they have been a customer. A $10.00 monthly fee is collected for each Advantage customer. The Company has obtained approximately 1,050 such customers through December 31, 1996.

Business Strategy

     Avert's primary objective is to position the Company as one of the highest quality, most innovative background checking companies in the United States and ultimately to expand into the international market. The basic elements of Avert's strategies are as follows:

   Accelerated Market Presence.  Avert intends to accelerate its market presence throughout the United States by expanding and refining sales and marketing techniques used by it over the past several years, including: (1) face-to-face selling with prospective customers, primarily larger companies; (2) in-house telemarketing to existing customers and to prospective customers who have shown an interest in purchasing Avert's products and services; (3) independent sales representatives; (4) public relations; (5) participation in trade shows and seminar; (6) advertising in trade publications; (7) maintaining a web page on the Internet; and (8) mailing of quarterly news release to existing customers and to prospective customers.
     See "Marketing and Sales" below in this Item 1.

   Development of New Revenue. As a general matter, many of Avert's products and services have been developed and added to the Company's product line as a result of requests or suggestions from existing or prospective customers. For this reason, the Company will continue to listen to its customers or prospective customers for new product and service ideas. In addition, the Company intends to develop new or additional revenue from: (1) repackaging of its existing products, such as packaged pricing and price guaranties;
     (2) development of new products; and (3) enhancement of existing products, including database updates, acquisition of workers' compensation information from additional states, when and if available, and speeding up delivery times. Furthermore, the Company is seeking customer relationships with companies have a large customer base of their own, which can resell Avert's products and services as an add on to their own products. Avert also intends to seek strategic relationships with companies in other industries. See "Marketing and Sales" below in this Item 1.

   Acquisitions of Other Companies and/or Product Lines. The Company is pursuing the acquisition of other companies, assets and/or product lines that either complement or expand Avert's existing business. Target companies are regional or state background checking companies or companies with complementary products such as drug testing, psychological testing or safety and security products. The Company may use cash or stock or a combination of stock and cash to effect any such acquisitions. The Company has had, and will continue to have, discussions from time-to-time with potential acquisition candidates, but no acquisition has been made nor is any considered probable as of the date of this Report. No assurance can be given that the Company will be successful in these efforts.

o Long-term Customer Relationships. The Company is committed to providing quality products and services to its customers. Management believes that the Company's emphasis on building long-term relationships with its customers has played a significant role in Avert's success. Management further believes that these relationships are important not only to generate additional sales from existing customers, but also for customer referrals. A large percentage of the Company's sales have been generated by referrals from customers. The Company intends to continue to (1) send monthly newsletters to existing customers, (2) daily monitor its larger customers and (3) contact each of its customers on a bi-annual basis.

o Quality Customer Service and Support. In order to offer customers quality service and support, Avert has developed and will continue to enhance a client service and support program which includes: (1) the availability of a customer service representative twelve hours a day Monday through Friday and eight hours on Saturday; (2) in-house training of all customer service representatives on Avert products; (3) quality control checks for Avert products; and (4) minimum acceptable performance guidelines for employees. In addition, Avert realizes the importance of long-term employees to the success of its operations and, therefore, strives to provide a positive work environment and benefits package for employees.

   Technological. Avert will continue to monitor its computer and delivery systems for enhancements for quality of service to, and ease of use by, Avert customers. The Company spent approximately $450,000 during 1996, and expects to spend an additional $1,050,000 to develop new software and upgrade its existing software. See "Management's Discussion and Analysis or Plan of Operation-Liquidity and Capital Resources", in Part II, Item 6, below. A total of approximately $1,800 was spent in 1995.

   Ultimate  International   Market  Development .   Currently,   revenues  from
     international sales are not significant. Although the Company's ultimate goal is to expand internationally, Avert will not do so until it has significantly increased its sales and marketing presence in the United States. International possibilities include Canada, since Canada most closely resembles the United States market, sales to foreign companies hiring Americans and the European market.


Marketing and Sales

     Avert currently contracts with independent sales representatives supported by members of the Company's marketing team. The Company's marketing program consists of direct marketing activities, advertising, exhibitions at trade shows, the Internet, public relations activities and in-house telemarketing. A portion of customer leads generated by these marketing activities are referred to the independent sales representatives for a follow-up and, if applicable, obtaining the documentation (including executed User Agreements) needed to open new customer accounts.

     Avert employs a direct marketing model for lead generation, marketing communication and market development. There are 12 employees at the companies headquarters in Fort Collins, Colorado, who are involved in marketing activities and are managed by a Director of Marketing and Planning. Additionally, the Company has established an indirect sales channel to convert leads to sales and to implement territory development programs.

     A significant portion of the Company's marketing budget is used for lead generation programs. Various forms of direct marketing techniques such as broadcast fax, direct mail and target advertising are used to generated leads. Qualified leads are distributed to the Company's independent sales representatives or handled by an in-house telemarketing expert. The Company's marketing programs for territory development include, advertising, co-branding with franchise customers, exhibitions at trade shows and public relations.

     The indirect sales channel includes resellers who value-add to and private label Avert products and independent sales representatives who are paid commissions for selling Avert products. Currently there are approximately 179 resellers and eleven independent sale representatives

     As part of a plan to increase the number of national accounts, a National Accounts Manager was employed in the fourth quarter of 1995. During 1996 several new national accounts were added and revenues from existing national accounts grew by more than 43% from 1995. Management expects to expand the national accounts program during 1997.

     In December, 1996, the Company entered into an agreement with an affiliate of Ameritech Corporation to provide pre-employment screening information to Ameritech's customer base through Ameritech's on-line service, CivicLink. There have been no revenues from this agreement.


Customers

     The Company currently has approximately 7,500 customers located throughout the United States. During 1996, sales were made in all 50 states, with approximately 64% of total sales having been made in 11 states (California, Colorado, Florida, Georgia, Illinois, Kansas, Missouri, North Carolina, Oregon, Tennessee, and Texas), with Colorado sales representing approximately 15% of total sales. No single customer of Avert accounted for more than 8% of total Avert sales during 1996 or 1995.

     Historically, the Company experiences a seasonal slow down in its business in the fourth quarter due to decreased hiring by retailers, starting in mid-November and continuing through the holiday season, and by industries affected by inclement weather.

Government Regulation

     The Company is a "consumer reporting agency" within the meaning of that term as used in, and therefore is subject to, the provisions of the FCRA, and is regulated by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act. Under the provisions of the FCRA, a consumer reporting agency may furnish a "consumer report" to a customer (other than a consumer or in response to a court order) only if such agency has reason to believe that, among other matters, the customer intends to use the information for a permissible purpose, including in connection with a credit transaction involving the consumer on whom the information is to be furnished or the review or collection of an account of the consumer or the customer otherwise has a legitimate need for the information in connection with a business transaction concerning the consumer. The background checking reports of Avert are consumer reports for purposes of the FCRA. In addition, certain of Averts consumer reports are "investigative consumer reports" within the meaning of that term under the FCRA. The FCRA also prohibits disclosure of obsolete information concerning a consumer. Obsolete information generally means information which is more than seven years old.

     The FCRA requires a consumer reporting agency to maintain reasonable procedures designed to ensure that the proscriptions on the use of obsolete information are not violated, and that the information contained in a consumer credit report is used for a proper purpose. In addition, a consumer reporting agency must follow reasonable procedures to assure maximum accuracy of the information concerning the consumer about whom the report relates. See subcaption "Legal Considerations" below in this Item 1. The FCRA also requires a consumer reporting agency, upon request from a consumer, to disclose all information about that consumer in a consumer report, together with the source and the recipients of the information. In some cases, this information must be delivered to the consumer at no cost, and, in others, the agency may charge a reasonable fee. Avert historically has not charged such a fee.

     The FCRA provides that an investigative consumer report may not be prepared on any consumer unless (1) such consumer receives notice thereof in writing not later than three days after the date on which the report was first requested, which must include a statement, among others, that the consumer has the right to request complete disclosure of the nature and scope of the investigation requested, or (2) the report is to be used for employment purposes for which the consumer has not specifically applied. The FCRA further provides that if the consumer requests disclosure of the information, the consumer reporting agency must make such disclosure in writing not later than five days after the date on which the request for disclosure was received. A consumer reporting agency may not be held liable for any violation of the FCRA provisions relating to investigative consumer reports if that agency shows by preponderance of the evidence that at the time of the violation such agency maintained reasonable procedures to assure compliance with those provisions. Of the Company's current products, education/credential confirmations and reference checks are investigative consumer reports for purposes of the FCRA.

     The FCRA provides for civil liability sanctions against a consumer reporting agency by a consumer for willful or negligent noncompliance with the FCRA and criminal sanctions against officers and directors thereof who knowingly and willfully disclose information in a report to a person not authorized to receive the information.

     The ADA makes it unlawful to discriminate in employment against a qualified individual with a disability. The ADA does not directly apply to businesses conducted by consumer reporting companies such as the Company. It does, however, apply to employers with 15 or more employees and prohibits such employers from making inquiries of a prospective employee as to medical and injury inquiries, job-related or not, until after a conditional job offer has been made. This means, among other matters, that inquiries by an employer as to prior workers' compensation claims and injuries cannot be made until after a conditional job offer has been made.

     State laws also impact the Company's business. There are a number of states which have laws similar to the FCRA, and some states which have human rights laws more strict than the ADA. In addition, to the Company's knowledge at least four states require companies engaged in the type of business conducted by the Company to be licensed in order to conduct business within those states. See discussion below. A large number of states also regulate the type of information which can be made available to the public and/or impose conditions to the release of the information. For example, some state laws prohibit access to certain types of information, such as workers' compensation histories or criminal histories, while others restrict access without a signed release from the subject of the report. In addition, many privacy and consumer advocates and federal regulators have become increasingly concerned with the use of personal information, particularly credit reports. Attempts have been made and will continue to be made by these groups to adopt new or additional federal and state legislation to regulate the use of personal information. Federal and/or state laws relating to consumer reporting agencies and/or access and use of personal information, in particular, and privacy and civil rights, in general, amended or enacted in the future could materially adversely impact Avert's operations.

     To the Company's knowledge, at least four states of the 50 states in which the Company sold its products and services during 1996 require consumer reporting agencies, such as the Company, to obtain a license to conduce business within those states. The Company has obtained the necessary licenses in each of those four states. In addition, several other states may require licensing of the Company's business. Although the Company believes that it will be able to obtain the licenses from these other states, if required, the inability to do so could have an adverse impact on the Company's operations. Operation of an unlicensed business is a misdemeanor under the laws of many states generally punishable by fines and/or imprisonment and could be grounds for denial of a license, if required.


Legal Considerations

     Under general legal concepts and, in some instances, by specific state and federal statute, the Company could be held liable to customers and/or to the subjects of background checking reports prepared by the Company for inaccurate information or misuse of the information. The FCRA contains civil liability provisions for willful and negligent noncompliance with its requirements. The FCRA further provides in effect that, except for liability for willful or negligent noncompliance with the FCRA and false information furnished with malice or willful intent to injure a consumer, neither a consumer reporting agency, any user of information nor any person who furnishes information to a consumer reporting agency will be liable to the consumer for defamation, invasion of privacy or negligence based on information disclosed to such consumer under the provisions of the FCRA.

     The Company has developed and implemented internal policies designed to help ensure that background information retrieved by it concerning a consumer is accurate and that it otherwise complies with the provisions of the FCRA. In addition, each customer of Avert is required to sign a User Agreement, wherein such customer agrees, among other matters, to accept responsibility for using information provided by Avert in accordance with the provisions of the FCRA and the ADA. Avert also has internal checks in place regarding access and release of such information. Additionally, Avert requires that all employees sign a written acknowledgment covering the proper procedures for handling confidential information.

     The Company does not currently maintain liability insurance to cover claims by the customers or the subject of reports for alleged inaccurate or misuse of information. Avert has explored the possibility and feasibility of liability insurance for this purpose. However, because of the nature of the Company's business, claims at least from subjects of reports prepared by the Company would be based at least in part on discrimination. Based on the Company's research, losses from which claims are either uninsurable or the insurance that is available is so limited in coverage that it is not economically practicable. The Company intends to continue its efforts to obtain insurance coverage for such claims. To date, the Company has been named as a co-defendant in only three lawsuits alleging violations of the FCRA, all of which have been dismissed by the court.


Competition

     The background checking industry is highly fragmented. The Company faces both direct and indirect competition for its products and services. In addition, many companies perform employee background checking in-house.

     Direct Competition. There are a large number of companies engaged in the sale of one or more of the background checking products sold by the Company, and the Company believes that this number will increase. A significant number of these competitors are small companies operating on a local or regional basis; while some are large companies operating on a national scale. To the Company's knowledge, the background checking portion of the businesses of its larger direct competitors is currently a small portion of their overall operations. Unlike many of its direct competitors, the Company serves as a broker for only two if its products, credit reports and motor vehicle driving records, and obtains the data for the remainder of its products from the source. The Company believes that this helps to give it a competitive advantage as to price. The
Company also believes that it has a competitive advantage over many of its competitors because of the wide variety of products that it can offer to customers. Many of the Company's competitors, however, have substantially greater financial and personnel resources than the Company. In addition, it is possible that one or more of the Company's larger direct competitors could expand their background checking product line in the future.


     Indirect Competition. The Company faces indirect competition from a number of companies engaged in, among others, drug, aptitude and attitude testing, handwriting analysis and on-the-job trial employment (employee leasing). These procedures, though often used with background checking, compete with Avert's products and services. Most of these competitors operate on a national scale and have substantially greater financial and personnel resources than the Company. In addition, it is possible that one or more of these competitors could expand their product lines in the future to include background checking products and services.


Employees

     The Company has a total of 56 employees, of which seven are part-time and 49 are full full-time employees. Of these 56 employees, 12 full-time and two part-time employees are involved in sales and marketing, five full-time employees and one part-time employee are involved in finance and administration, six full-time employees are involved in programming/information system and 26 full-time employees and four part-time employees are involved in data processing/customer service. None of the Company's employees is represented by labor unions or is subject to collective bargaining arrangements. Avert considers its relations with its employees to be good.


Independent Sales Representatives

     Avert also contracts with independent sales representatives to follow up on and generate sales leads, obtain the documentation (including executed User Agreements) needed to open new customer accounts, and develop 11 geographic territories. These independent sales representatives are paid on a commission basis.



Item 2.   Description of Property.

     In order to meet its need for additional office space and to accommodate anticipated growth, the Company has constructed an approximate 14,600 square foot office building on a 29,400 square foot parcel of undeveloped land purchased by it in November 1994. The building is located in downtown Fort Collins, Colorado. Construction costs of the office building were approximately $1.2 million. Construction was completed in March 1996. The cost of the land, as well as the construction costs for the office building, were paid entirely from internal funds of the Company. No portion of the proceeds of the Company's IPO was used for these purposes. The Company is the sole occupant of the building. The Company was partially released from its leased office facility in March 1996 and totally released from the office facility at the end of May 1996. The Company had no further obligations with respect to the leased office facility after May 1996.

Item 3.   Legal Proceedings.
     None.

Item 4.   Submission of Matters to a Vote of Security Holders.
     None.
                           --------------------------

             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company is including the following cautionary statement to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. The factors identified in this cautionary statement are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to the future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

     Proposed Expansion of Company Operations; Associated Risks. The Company's sales have grown significantly since inception. Historically, the Company has developed its products and services internally and, until January 1995, when it expanded its sales force in four regions of the country, conducted its operations from a single office in Colorado. As part of its continuing growth strategy, the Company intends to accelerate market presence throughout the United States, which includes, among other things, engagement of independent commission-based sales representatives located in geographic regions of the country, employment of sales representatives at the Company's headquarters, and arrangements with resellers of the Company's products and may include establishing relationships with certain strategic partners. Avert also intends to use the net proceeds of the IPO and any proceeds received from the exercise of the Redeemable Warrants sold as a part of the IPO to acquire other companies, assets and/or product lines that either complement or expand its existing business. Implementation of these strategies could involve a number of risks, including diversion of management time and Company financial resources to increased marketing efforts, review of acquisition candidates and assimilation of the acquired intangible assets. The impact of these strategies on the Company's operations, both long-term and short-term, remains unknown, but because of the foregoing factors, among others, the Company's growth rate for at least the short term could be adversely impacted. In addition, no portion of the net proceeds of the IPO has been allocated for any specific acquisition, and, although the Company has identified and has held, and will continue to hold, discussions from time-to-time with potential acquisition candidates, no acquisition has been made and none is considered probable as of the date of this Report. Accordingly, no assurance can be given that Avert will be successful in acquiring other companies, assets or product lines.

     Government Regulation. The Company is a "consumer reporting agency" within the meaning of the term as used in the FCRA and, therefore, must comply with the various consumer credit disclosure requirements of the FCRA. Willful or negligent noncompliance would result in civil liability to the subjects of reports. Also, the ADA contains pre-employment inquiry and confidentiality restrictions designed to prevent discrimination against individuals with disabilities in the hiring process. Although the Company's business is not directly regulated by the ADA, the use by its customers of certain information sold to them is regulated, both in respect to the type of information and the timing of its use. State laws also impact the Company's business. There are a number of states which have laws similar to the FCRA, and some states which have human rights laws more strict than the ADA. In addition, to the Company's knowledge, at least four states require companies engaged in the type of business conducted by the Company to be licensed in order to conduct business within those states. The Company has obtained the necessary license in each of those four states. In addition, several other states may require licensing of the Company's business. See "Licensing Requirements," below in this section. A large number of states also regulate the type of information which can be made available to the public and/or impose conditions to the release of the information. For example, some state laws prohibit access to certain types of information, such as workers' compensation histories or criminal histories, while others restrict access without a signed release from the subject of the report. In addition, many privacy and consumer advocates and federal regulators have become increasingly concerned with the use of personal information, particularly credit reports. Attempts have been made and will continue to be made by these groups to adopt new or additional federal and state legislation to regulate the use of personal information. Federal and/or state laws relating to access and use of personal information, in particular, and privacy and civil rights, in general, amended or enacted in the future could materially adversely impact Avert's operations.

     Licensing Requirements. To the Company's knowledge, at least four states of the 50 states in which the Company sold its products and services during 1996 require consumer reporting agencies, such as the Company, to obtain a license to conduct business within those states. The Company has obtained the necessary licenses in each of those states. Several other states may require licensing of the Company's business. Although the Company believes that it will be able to obtain the licenses from these other states, if required, the inability to do so could have an adverse impact on the Company's operations. Operation of an unlicensed business is a misdemeanor under the laws of many states generally punishable by fines and/or imprisonment and could be grounds for denial of a license, if required.

     Legal Considerations. Under general legal concepts and, in some instances, by specific state and federal statute, the Company could be held liable to customers and/or to the subjects of background checking reports prepared by the Company for inaccurate information or misuse of the information. The Company maintains internal policies designed to help ensure that background information retrieved by it is accurate and that it otherwise complies with the provisions of the FCRA. Avert, however, does not currently maintain liability insurance to cover claims by customers or the subjects of reports. The Company has explored the possibility and feasibility of liability insurance for this purpose. However, because of the nature of the Company's business, claims at least from subjects of reports prepared by the Company would be based at least in part on discrimination. Based on the Company's research, losses from such claims are either uninsurable or the insurance that is available is so limited in coverage that it is not economically practicable. The Company intends to continue its efforts to obtain insurance coverage for such claims. To date, the Company has been named as a co-defendant in three lawsuits alleging violations of the FCRA. All three lawsuits have been dismissed by the court. No assurance can be given that claims made against the Company in the future can be successfully defended. Uninsured losses from claims could adversely impact the operations and financial condition of the Company.

     Reliance on Key Personnel. The success of the Company continues to be dependent upon the efforts of the key personnel of Avert, particularly Dean A. Suposs, its President. The loss of Mr. Suposs' services could have a detrimental effect on the Company. The Company maintains for Avert's benefit a $1 million key man life insurance policy on Mr. Suposs.

     Competition. Avert faces both direct and indirect competition for its products and services. Direct competitors are other background checking companies. Indirect competitors are companies engaged in, among others, drug, aptitude and attitude testing, handwriting analysis, and on-the-job trial employment (employee leasing). The Company believes that there are a large number of direct competitors. A significant number of these competitors are small companies operating on a local or regional basis, while some are large companies operating on a national scale. The Company also believes that there are a number of indirect competitors, with most of them operating on a national basis. Many of the Company's competitors have financial and personnel resources substantially greater than those of the Company. Avert believes that it has a competitive advantage over many of its direct competitors because it has a wider variety of products and services to offer to customers. In addition, Avert believes that it has a price advantage over many of its direct competitors because, unlike these competitors, Avert obtains substantially all of its background information directly from the source rather than through the purchase of information from other companies for resale to its customers. Currently, the information for only two of the Company's eight existing products is purchased from other companies. As more companies enter the market, and if larger, direct competitors place more emphasis on the employment background segment of their operations and/or indirect competitors expand their businesses to include background checking products and services, the competition within the industry could become more intense. Accordingly, no assurance can be given that the Company will be able to continue to compete favorably in this industry.

                           --------------------------

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder  Matters.

     The Company's Common Stock is traded on the NASDAQ National Market under the symbol AVRT and began trading on December 7, 1994. The following table sets forth the high and low sales prices of the Common Stock for the periods indicated as reported by the NASDAQ National Market:

                                                            High          Low
                                                            ----          ---
  1995:

    First quarter....................................    $  7-1/2     $   4
    Second quarter...................................       9-5/8         5-3/8
    Third quarter....................................       6-7/8         5-7/8
    Fourth quarter...................................       6-1/12        4-1/8

  1996:

    First quarter ...................................       5-1/4         4-1/8
    Second quarter ..................................       6-1/2         4-1/8
    Third quarter ...................................       6-1/8         5-1/8
    Fourth quarter ..................................       8             5-3/8

     From June 22, 1994 until December 7, 1994, the Company's Common Stock and Redeemable Warrants traded as Units, with each Unit consisting of one share of Common Stock and one Redeemable Warrant. The Units separated, and the Common Stock and the Redeemable Warrants traded separately beginning on December 7, 1994. There was no public market for the Company's Common Stock prior to June 22, 1994.

     The above quotations reflect inter-dealer prices, without retail mark-up, marked-down or commission and may not represent actual transactions.

     There were approximately 191 holders of record (approximately 1,019 beneficial holders) of the Company's Common Stock on March 14, 1997.

     The Company has not paid any cash dividends since the two-year period ended December 31, 1993. Avert does not intend to pay any further dividends in the foreseeable future. The Company instead intends to retain its earnings to support the operations and growth of its businesses. Any future cash dividends would depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

     The  following   subparagraphs  set  forth  information  concerning  equity securities sold during 1996 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

     (a) During January, June, July and December 1996, options to purchase a total of 134,000 shares of the Company's Common Stock were granted under the Amended and Restated Avert, Inc. 1994 Stock Incentive Plan (the "Stock Incentive Plan") to four key employees of the Company. The exercise price for 60,000 shares underlying the options is $5.00 per share, the exercise price for 34,000 shares underlying the options is $5.75 per share, and the exercise price for the remaining 40,000 shares underlying the options is $6.50 per share, for a total exercise price under these options of $755,500. The options have a ten-year term and vest at a rate of 20% per year beginning one year after the dates of the respective grants. No underwriter was involved in the transactions, and no sales commissions, fees, or similar compensation were paid to any person in connection with the grant of these options. The Company believes that the grant of the options and the continuing offer of the shares underlying the options was and is exempt from the registration requirements of Section 5 of the Securities Act by virtue of Section 4(2) thereof, as transactions not involving any public offering. More specifically, each of the optionees is a key employee of the Company and is able to fend for himself or herself with access to information upon which an investment decision can be made.

     (b) During May and June, 1996, options to purchase a total of 3,000 shares (1,000 shares each) of the Company's Common Stock were automatically granted under the Avert, Inc. Non-Employee Directors Stock Option Plan to Stephen D. Joyce, D. Michael Vaughan, and Stephen C. Fienhold, three of the Company's directors. The exercise price for the 1,000 shares underlying the options granted to Mr. Joyce is $5.00 per share and the exercise price of the 2,000 shares (1,000 shares each) underlying the options granted to Messrs. Vaughan and Fienhold is $5.25 per share, for a total exercise price under these options of $15,500. The options have a five-year term and vest one year after the dates of the respective grants. No underwriter was involved in the transactions, and no sales commissions, fees, or similar compensation were paid to any person in connection with the grant of the options. The Company believes that the grant of the options and the continuing offer of the shares underlying the options was and is exempt from the registration requirements of Section 5 of the Securities Act by virtue of Section 4(2) thereof, as transactions not involving any public offering. More specifically, each of the optionees is a director of the Company and is able to fend for himself with access to information upon which an investment decision can be made.


Item 6.   Management's Discussion and Analysis or Plan of Operation.

     This Item 6 contains forward-looking statements that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to growth in sales, liquidity, Avert expectations regarding new software and software upgrades and related funding, impact of inflation on operations and other such matters. The words "expected," "believes," "expects" or "estimates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading:
"Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 10.


Results of Operations

Comparison of years ended December 31, 1996 and December 31, 1995

     Net revenues increased from $6,064,600 in 1995 to $8,032,500 in 1996 or 32.4%. This increase was due to the continued overall growth of the Company's customer base, the implementation of the Avert Advantage program, the addition of various services, and expanded reference checking product. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                                            Year Ended            Year Ended
                                        December 31, 1996      December 31, 1995
                                        ------------------   ---------------------
                                                    % of                    % of         Percent of
                                        Revenues  Revenues   Revenues     Revenues  Increase/(Decrease)
                                        --------  --------   --------     --------  ------------------
Products:

   Workers' compensation
         histories .................   $1,240,700   15.4%    $1,256,300     20.7%        (1.2%)
   Criminal history reports ........   $4,078,900   50.8%    $2,929,400     48.3%        39.2%
   Reference Checking/credit
         reports ...................   $  904,300   11.3%    $  554,900      9.1%        63.0%
   Motor vehicle driving records ....  $  954,100   11.9%    $  762,200     12.6%        25.2%
   Other products/services: ........   $  412,100    5.1%    $  279,500      4.6%        47.4%
         Education/Credential
             verification
         Social security number
             check
         Name Link
         Employment application
             forms
         Service sales

Interest income ....................   $  314,700    3.9%    $  369,300      6.1%       (14.8)%

Net Revenues .......................   $8,032,500            $  6,064,600                32.4%

     Moderate to strong growth continued during 1996 on all products of the Company with one exception, workers' compensation histories. Although net revenues from workers' compensation histories continue to decrease as a percentage of total net revenues, workers' compensation histories are still the second largest product line representing approximately 15.4% of total net revenues in 1996. Sales of workers' compensation histories are expected to continue to be a viable product as the Company continues to educate customers and continues workers' compensation marketing campaigns.

     In total dollars, criminal history reports contributed the most net revenues and the largest increase in net revenues, representing approximately $1,149,500 of the approximately $1,967,900 increase in net revenues in 1996 over 1995. The criminal history reports product line contributed approximately 50.8% of total net revenues in 1996 as compared to approximately 48.3% of total net revenues in 1995. The Company believes there is a continuing trend nationwide to check prospective employees' criminal records. To take advantage of this trend, the Company continues to focus on obtaining the quickest, most accurate data available.

     The increase in net revenues from motor vehicle driving records of approximately $191,900 in 1996 over 1995 represented an approximate 25.2% increase in net revenues for this product line. The percentage of total net revenues derived from sales of this product line decreased from approximately 12.6% in 1995 to approximately 11.9% in 1996.

     Net revenues generated in the area of reference checking/credit reports increased from approximately $554,900 in 1995 to approximately $904,300 in 1996, representing an increase of approximately 63.0%. The reference checking product was expanded to include four types of references designed to meet specific needs of customers. These products represented approximately 11.3% of total net revenues in 1996, as compared to approximately 9.1% of total net revenues in 1995.

     There were also increased revenues generated in the areas of education/credential verification, which increased from $41,600 in 1995 to $96,400 in 1996, and Name Link, which increased from, $95,200 in 1995 to $168,900 in 1996.

     Service sales, which are not itemized in the chart above, increased from $69,600 in 1995 to $257,200 in 1996. This is primarily attributable to the implementation of the Avert Advantage program in July 1996, which accounted for $54,500 in 1996. Start-up fee income increased from $33,600 in 1995 to $84,300 in 1996. In addition, staff entry fees accounted for $49,700 of service sales in 1996. These fees were incorporated in product sales in 1995, but are in service sales in 1996. In addition, a variety of services that were not offered in 1995 were offered in 1996 and produced approximately $39,100 in revenues in 1996. These products and services accounted for the majority portion of "other products/services" in the above table.

     Income before income taxes increased from $1,371,000 in 1995 to $1,774,000 in 1996 or approximately 29.4% and represented approximately 22.1% of net revenues in 1996 compared to approximately 22.6% in 1995. Search and product and general and administrative expenses decreased as a percentage of total net revenues. Marketing, software development and depreciation and amortization expenses increased as a percentage of total net revenues. A breakdown of expenses is as follows:

                                   Year Ended               Year Ended
                               December 31, 1996        December 31, 1995
                              --------------------      ------------------  Increase (Decrease)
                                             % of                   % of        % of Revenue
                              Expenses     Revenue    Expenses    Revenue      1996 over 1995
                              --------     -------    --------    -------   ------------------

Search and product .......   $3,292,700     41.0%   $2,522,700     41.6%          (0.6)%
Marketing ................    1,318,900     16.4%      890,600     14.7%           1.7%
General and administrative    1,109,800     13.8%      930,600     15.3%          (1.5)%
Software development .....      352,800      4.4%      245,500      4.0%           0.3%
Depreciation and
   amortization ..........      185,200      4.4%      104,300      1.7%           0.6%
                             ----------     ----     ---------     ----            ---
   Expenses ..............   $6,259,400     77.9%   $4,693,700     77.4%           0.5%

     The decrease in 1996 over 1995 of search and product fees as a percentage of total net revenue was due to a continued internal focus on the development of existing couriers and addition of new couriers and improved methods of management of those entities used primarily in the retrieval of criminal records.

     Marketing expenses, as a percentage of total net revenues, increased from approximately 14.7% in 1995 to approximately 16.4% in 1996 due to an on-going marketing campaign designed to target lead generation, marketing communication and market development for both current customers and new customers, via both independent sales representatives and in-house marketing personnel.

     The decrease in general and administrative expenses, expressed as a percentage of total net revenues from 15.3% in 1995 to 13.8% in 1996 was largely due to revenues increasing at a greater rate than expenses in this category.

     The increase in software development expressed as a percentage of total net revenues from approximately 4.0% in 1995 to approximately 4.4% in 1996 and was primarily due to the addition of management for the information technology department as well as consulting services. The Company continues to focus on improving its computer link with customers, partners and suppliers. Such costs are expensed in operations as incurred. In addition, as discussed in "Liquidity and Capital Resources" below in this Item, the Company is developing new software and upgrading its existing software. These costs are being capitalized. After completion of this project (which at present is expected to occur in late 1997 or early 1998), the Company expects amortization costs to increase due to the capitalized cost of this software. However, these increased costs are expected to be offset by revenues generated by the improvements.

     The increase in depreciation and amortization as a percentage of total net revenues from approximately 1.7% in 1995 to approximately 2.3% in 1996 was primarily due to $673,000 in computer hardware and $375,000 of furniture and equipment purchased for the new office facility and placed in service in 1996.

     The combined federal and state income tax rate for 1996 and 1995 was 40% and 37%, respectively, resulting in net income of $1,065,600, or $.31 per share, on 3,450,000 (weighted average shares plus common stock equivalents) for 1996, as compared to net income of $857,200 or $0.25 per share, on 3,450,000 (weighted average shares plus common stock equivalents) for 1995.

Comparison of years ended December 31, 1995 and December 31, 1994

     Net revenues increased from $4,704,800 in 1994 to $6,064,600 in 1995 or 29%. This increase was due to the continued overall growth of the Company's customer base and interest earned on the net proceeds received from the IPO. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                                             Year Ended              Year Ended
                                         December 31, 1995       December 31, 1994
                                       --------------------    ---------------------
                                                     % of                     % of        Percent of
                                       Revenues    Revenues    Revenues     Revenues   Increase/(Decrease)
                                       --------    --------    --------     --------   ------------------
Products:

   Workers' compensation
         histories ................   $1,256,300     20.7%    $1,290,500       27.4%         (2.7)%
   Criminal history reports .......   $2,929,400     48.3%    $2,041,200       43.4%         43.5%
   Previous employment/
         credit reports ...........   $  554,900      9.1%    $  388,500        8.3%         42.8%
   Motor vehicle driving records ..   $  762,200     12.6%    $  650,600       13.8%         17.2%
   Other products: ................   $  279,500      4.6%    $  220,100        4.7%         27.0%
       Education/credential
         verification
       Social security number check
       Name Link
       Employment application forms

   Interest income ................   $  369,300      6.1%    $  158,900        3.4%        132.4%

Net Revenues ......................   $6,064,600              $4,704,800                     28.9%

     Moderate to strong growth continued during 1995 on all products of the Company with one exception, workers' compensation reports. Although sales of workers' compensation histories remained flat, it still represented approximately 21% of total net revenues in 1995. Sales of workers' compensation histories were expected to continue to be a viable product as the Company enters new markets, but will decrease as a percentage of total revenues.

     In total dollars, criminal history reports contributed the largest amount of the increase in 1995 representing approximately 48.3% of total net revenues as compared to approximately 43.4% of total net revenue in 1994. The Company believed there to be a continuing trend nationwide to check prospective employees' criminal records. To take advantage of this trend, the Company completed its expansion of the criminal history product line to include felony, misdemeanor, civil and federal court records in 1995.

     There were also increased revenues generated in the area of previous employment/credit reports from approximately $388,500 in 1994 to $554,900 in 1995, due to the overall company growth. The increase in motor vehicle driving records of approximately $111,600 from 1994 to 1995 represented an approximate 17.2% increase in net revenues for this product line.

     Income before income taxes decreased from $1,505,500 in 1994 to $1,370,900 in 1995, or approximately 9% and represented approximately 23% of net revenue in 1995 compared to approximately 32% in 1994. The decrease from 1994 to 1995 in the percentage of income before income taxes to total net revenues was primarily attributable to: (1) marketing expenses doubling, with costs associated with additional personnel and lead generating activities; (2) a change in product mix, with a larger percentage of revenue generated from lower margin products;
(3) costs associated with the extension of the Redeemable Warrants; (4) additional personnel in all areas of the organization; and (5) the Company's customer base changing to a higher percentage of large customers which generally received volume discounts. A breakdown of expenses is as follows:

                                      Years Ended                Years Ended
                                     December 31, 1995     December 31, 1994        Increase (Decrease)
                                     ------------------    -----------------        ------------------
                                            % of                       % of             % of Revenue
                               Expenses   Revenues    Expenses    Revenues            1995 over 1994
                               --------   --------    --------    --------            --------------

Search and product .......   $2,522,700     41.6%    $1,643,500     34.9%              6.7%
Marketing ................      890,600     14.7%       453,600      9.7%              5.0%
General and administrative      930,600     15.3%       823,500     17.5%             (2.2%)
Software development .....      245,500      4.0%       180,200      3.8%              0.3%
Depreciation and
   amortization ..........      104,300      1.7%        98,500      2.1%             (0.4%)
                             ----------     ----      ---------     ----               ---
Expenses .................   $4,693,700     77.4%    $3,199,300     68.0%              9.4%
                             ==========     ====      =========     ====               ===

     As mentioned above, a large portion of the increase in total expenses for 1995 was attributable to search and product and marketing costs.

     The increase in 1995 over 1994 of search and product fees as a percentage of total net revenue was due to the larger percentage of revenue generated from criminal histories, a lower margin product, along with increases in labor costs.

     Marketing expenses as a percentage of total net revenues increased from approximately 9.7% in 1994 to approximately 14.7% in 1995 due to hiring of marketing personnel in late 1994 and on-going costs to manage the four regional sales offices opened by the Company. In November 1994 the Company set up one-person regional sales offices in Chicago, St. Louis/Kansas City, Dallas/Ft. Worth and Portland/Seattle. These offices opened and were operating by January 1, 1995 in an attempt by the Company to take advantage of the increasing need and desire of businesses to check employee backgrounds. However, the Company experienced unacceptable costs per sale, and in summary the offices were not as successful as desired and the offices were closed as of December 31, 1995. Changes were made to the original marketing plan in late 1995 and the increase in marketing expenses was expected to continue or even increase as a percentage of net revenues in order to implement these changes.

     All other expenses in 1995 as a percentage of total net revenues remained relatively stable except general and administrative expenses which actually decreased as a percentage of total net revenues from approximately 17.5% in 1994 to approximately 15.3% in 1995, despite $24,400 of costs expensed in the extension of the Redeemable Warrants. The main areas of decrease in general and administrative expenses were that of bonus and legal. Pursuant to the employment agreement with the President of the Company, bonus is accrued at 6% of income before taxes and bonus, after deducting investment income. Due to the decrease in net income, bonus expense also decreased.

     The combined federal and state income tax rate for 1995 and 1994 was 37% and 36%, respectively, resulting in net income in 1995 of $857,200 or $0.25 per share on 3,450,000 (weighted average) shares for 1994 as compared to net income of $969,800 or $0.33 per share on 2,971,017 (weighted average) shares for 1994.

Liquidity and Capital Resources

     The Company's financial position at December 31, 1996, remained strong with working capital at that date of $6,375,000 compared to $6,426,900 at December 31, 1995. Cash and cash equivalents at December 31, 1996 were $360,000 and increased from $159,700 at December 31, 1995. Net cash provided from operations for the year ended December 31, 1996, was $1,715,000, and consisted primarily of net income of $1,065,500 less a $390,000 decrease in trading investments, and a $211,000 net increase in accounts receivable. The Company had capital expenditures of $1,317,000 for the year ended December 31, 1996, as compared to $1,005,800 for 1995. The majority of this increase in the prior year was attributable to the construction of an approximate 14,600 square feet office building for use as its headquarters. The total construction costs were approximately $1.2 million. Construction was financed by current available cash derived from past operations. Completion was March, 1996. In the current year, capital expenditures consisted of $673,000 in computer hardware and software development in addition to $375,000 of furniture and equipment for the new facility.

     The Company expects to spend up to $1.5 million to develop new software and upgrade its existing software, of which approximately $450,000 was incurred in 1996 in connection with this project. The majority of these are costs paid to independent consultants. The Company expects the new software and upgrade of its existing software to allow the Company to: (1) manage its higher volume with a lower cost per transaction; (2) introduce new products and services at a much quicker pace; (3) directly integrate the Company's information technology systems with strategic partners, suppliers, and large customers; and (4) maintain the Company's competitive position and provide leading edge, but safe and proven, technology for its customers. Development and upgrade of the software will be financed by available cash derived from past or continued operations. Development and upgrading of the software presently is expected to be complete in late 1997 or early 1998, with scheduled software releases occurring prior to that time.

Inflation

     The Company believes that the results of its operations are not dependent upon or affected by inflation.

Item 7.   Financial Statements.

     Financial Statements are filed as a part of this report at the end of Part III hereof beginning at page F-1, Index to Consolidated Financial Statements, and are incorporated herein by this reference.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

                                    PART III

     The information required by Part III is omitted from this report because the Company will file a definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders (the "Proxy Statement") pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-KSB. Certain information included in the aforementioned definitive Proxy Statement is incorporated herein by reference.


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 10.  Executive Compensation.

     The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 12.  Certain Relationships and Related Transactions.

     The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 13.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

3.1       Articles of Incorporation, as amended, of the Registrant.(2)
3.2       Bylaws, as amended, of the Registrant. (2)
4.1 Excerpt from Articles of Incorporation of the Registrant Regarding Common Stock and Preferred Stock (2)
4.2 Warrant Agreement, including form of Redeemable Warrant Certificate, Subscription Form and Form of Assignment. (6)
4.3 Form of Representative's Warrant Agreement, including form of Warrant Certificate, Purchase Form, and Assignment Form. (4)
10.1 Indenture of Lease dated September 3, 1991 re: Registrant's office facility. (1)
10.1.1    Agreement to Alter Lease dated November 22, 1995. (8)
10.2 Form of Consumer Report User Agreement between Registrant and customer of Registrant. (1)
10.3 Employment Agreement dated as of January 1, 1994, between the Registrant and Dean A. Suposs. (2)
10.4 Consulting Agreement dated January 1, 1994, between the Registrant and Michael D. DeWitt. (2)
10.4.1 Amendment No. 1 to Consulting Agreement between the Registrant and Michael D. DeWitt, daJune 20, 1994. (4)
10.5 Form of Commission Agreement between the Registrant and Independent Sales Representative. (1)
10.6 Employer Report Subscriber Agreement, dated March 29, 1991, between the Registrant and TRW, Inc.(1)
10.7 Credit Bureau Service Agreement, dated March 30, 1992, between the Registrant and TransUnion (1)
10.9      Amended and Restated 1994 Stock Incentive Plan.(3)
10.10     Non-Employee Directors' Stock Option Plan. (2)
10.11 Vacant Land/Farm and Ranch Contract to Buy and Sell Real Estate dated September 26, 1994. (5)
10.12 Abbreviated Form of Agreement Between Owner and architect dated October 9, 1994.(5)
10.13 Letter Agreements, Dated March 24, 1995, with Ace Hardware Corporation and Loss Prevention Services relating to sales of the Registrant's Products.(7)
10.14     Consulting Agreement with Neidiger/Tucker/Bruner, Inc.(6)
10.15 Employment Agreement dated January 1, 1996, between Leonard Koch and the Registrant.(8)
10.15.1 Amended and Restated 1994 Stock Incentive Plan Incentive Stock Option Agreement between Leonard Koch and the Registrant.(8)
10.16 Employment Agreement, dated June 10, 1996, between Jerry Thurber and the Registrant. (8)
10.16.1 Amended and Restated 1994 Stock Incentive Plan Incentive Stock Option Agreement, dated June 10, 1996, between Jerry Thurber and the Registrant. (9)
10.17 Employment Agreement, dated July 1, 1996, between Jamie Burgat and the Registrant. (9)

10.17.1 Amendment to the Employment Agreement, dated July 1, 1996, between Jamie Burgat and the Registrant. (9)
10.17.2 Amended and Restated 1994 Stock Incentive Plan Incentive Stock Option Agreement, dated July 1, 1996, between Jamie Burgat and the Registrant. (9)

-------------------------

     (1) Filed as an Exhibit to the initial Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on March 21, 1994.
     (2) Filed as an Exhibit to Amendment No. 1 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on April 26, 1994.
     (3) Filed as an Exhibit to Amendment No. 2 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on May 24, 1994.
     (4) Filed as an Exhibit to Amendment No. 4 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on June 21, 1994.
     (5) Filed as an Exhibit to the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1994, filed with the Securities and Exchange Commission on November 11, 1994.
     (6) Filed as an Exhibit to Form 10-KSB for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 13, 1995.
     (7) Filed as an Exhibit to Post-Effective Amendment No. 1 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on May 4, 1995.
     (8) Filed as an Exhibit to Form 10-KSB for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 9, 1996.
     (9) Filed as an Exhibit to Post-Effective Amendment No. 2 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on October 23, 1996.

(b)      Reports on Form 8-K.

     The Registrant filed the following report on Form 8-K with the Securities and Exchange Commission during the fourth quarter of 1996:

          (i) Form 8-K dated October 28, 1996, reporting issuance of a press release announcing financial results for the third quarter and nine month period (Item 5).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       AVERT, INC.


Date:  March 28, 1997                  By: /s/ Dean A. Suposs
                                           ------------------------------------
                                           Dean A. Suposs
                                           President and Chairman of the Board



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 28, 1997.


      Signature                                    Title
      ---------                                    -----


/s/ Dean A. Suposs                         Chairman of the Board; and President
-----------------------------------
     Dean A. Suposs
     (Principal Executive Officer)

/s/ Michael D. DeWitt                       Secretary and Director
-----------------------------------
     Michael D. DeWitt

/s/ Jamie M. Burgat                         Vice President of Operations;
-----------------------------------         Treasurer; and Assistant Secretary
    Jamie M. Burgat
(Principal Financial and Accounting Officer)

/s/ D. Michael Vaughan                      Director
-----------------------------------
     D. Michael Vaughan

/s/ Stephen C. Fienhold                     Director
-----------------------------------
     Stephen C. Fienhold

/s/ Stephen D. Joyce                        Director
-----------------------------------
     Stephen D. Joyce

                          INDEX TO FINANCIAL STATEMENTS



                                                                           Page

     Report of Independent Accountants..................................    F-2

     Financial Statements:

                  Balance Sheet.........................................    F-3
                  Statements of Income .................................    F-4
                  Statement of Shareholders' Equity.....................    F-5
                  Statements of Cash Flows..................... ........    F-6
                  Notes to Financial Statements.........................    F-7

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
Avert, Inc.
Fort Collins, Colorado



We have audited the accompanying balance sheet of Avert, Inc. as of December 31, 1996, and the related state ments of income, shareholders' equity and cash flows for the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclo sures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avert, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1996, in conformity with generally accepted accounting principles.



/s/ Hein + Associates LLP
HEIN + ASSOCIATES LLP


Denver, Colorado
February 21, 1997



                                   AVERT, INC.

                                  BALANCE SHEET
                                DECEMBER 31, 1996

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .................................... $   360,000
   Marketable securities ........................................   5,577,000
   Accounts receivable, net of allowance of $75,000 .............     788,000
   Prepaid expenses and other ...................................     259,000
                                                                    ---------
            Total current assets ................................   6,984,000

PROPERTY AND EQUIPMENT, net .....................................   2,511,000
                                                                    ---------
TOTAL ASSETS .................................................... $ 9,495,000
                                                                    =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ............................................. $   453,000
   Accrued expenses .............................................     156,000
                                                                    ---------
            Total current liabilities ...........................     609,000

DEFERRED INCOME TAXES ...........................................     200,000

COMMITMENTS (NOTE 5)

SHAREHOLDERS' EQUITY:
   Preferred stock, no par value, authorized 1,000,000 shares;
       none outstanding ..........................................       --
   Common stock, no par value, authorized 9,000,000 shares;
       3,400,000 shares issued and outstanding ..................   4,745,000
   Retained earnings ............................................   3,941,000
                                                                    ---------
           Total shareholders' equity ...........................   8,686,000
                                                                    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................... $ 9,495,000
                                                                    =========



              See accompanying notes to these financial statements.

                                   AVERT, INC.

                              STATEMENTS OF INCOME
                                                                    FOR THE YEARS ENDED
                                                                        DECEMBER 31,
                                                                 -----------------------
                                                                    1996           1995
                                                                    ----           ----
NET REVENUES:
      Search and product fees ..............................   $ 7,698,000    $ 5,691,000
      Interest and other income ............................       335,000        374,000
                                                                ----------      ---------
                                                                 8,033,000      6,065,000
EXPENSES:
    Search and product costs ...............................     3,293,000      2,523,000
    Marketing ..............................................     1,319,000        891,000
    General and administrative .............................     1,109,000        931,000
    Software development ...................................       353,000        245,000
    Depreciation ...........................................       185,000        104,000
                                                                ----------      ---------
                                                                 6,259,000      4,694,000
                                                                ----------      ----------
INCOME BEFORE INCOME TAXES .................................     1,774,000      1,371,000

   Income tax expense ......................................      (708,000)      (514,000)
                                                                ----------      ---------
NET INCOME .................................................   $ 1,066,000    $   857,000
                                                                ==========      =========
NET INCOME PER COMMON SHARE ................................   $       .31    $       .25
                                                                ==========      =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .................     3,450,000      3,450,000
                                                                ==========      =========




              See accompanying notes to these financial statements.



                                   AVERT INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                 FROM JANUARY 1, 1995 THROUGH DECEMBER 31, 1996

                                                        COMMON STOCK                           TOTAL
                                                   -----------------------      RETAINED    SHAREHOLDERS'
                                                   SHARES         AMOUNT        EARNINGS       EQUITY
                                                   ------         ------        --------    ------------

BALANCES, January 1, 1995 ...................     3,442,000    $ 4,960,000    $ 2,018,000   $ 6,978,000

  Net income ................................          --             --          857,000       857,000
                                                  ---------      ---------      ---------     ---------

BALANCES, December 31, 1995 .................     3,442,000      4,960,000      2,875,000     7,835,000

    Shares repurchased ......................       (42,000)      (215,000)          --        (215,000)
    Net income ..............................          --             --        1,066,000     1,066,000
                                                  ---------      ---------      ---------     ---------
BALANCES, December 31, 1996 .................     3,400,000    $ 4,745,000    $ 3,941,000   $ 8,686,000
                                                  =========      =========      =========     =========




              See accompanying notes to these financial statements.


                                   AVERT INC.

                            STATEMENTS OF CASH FLOWS
                                                                                 FOR THE YEARS ENDED
                                                                                       DECEMBER 31,
                                                                                --------------------------
                                                                                  1996             1995
                                                                                  ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................................     $ 1,066,000      $   857,000
  Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation .................................................         185,000          104,000
           Bad debt expense .............................................          31,000           42,000
           Deferred income taxes ........................................         192,000           49,000
           Loss (gain) on sale of asset .................................          (8,000)           1,000
           Changes in operating assets and liabilities:
                (Increase) decrease in:
                     Trading investments, net ...........................         390,000         (460,000)
                     Accounts receivable ................................        (211,000)        (118,000)
                     Prepaid expenses and other current assets ..........          24,000          (62,000)
                     Other assets .......................................           3,000           23,000
                Increase (decrease) in:
                     Accounts payable ...................................         (56,000)         270,000
                     Accrued expenses ...................................         175,000          (51,000)
                     Income taxes payable ...............................         (17,000)        (184,000)
                     Deferred revenue and deposits ......................         (59,000)         (47,000)
                                                                                ---------         --------
           Net cash provided by operating activities ....................       1,715,000          424,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment .................................      (1,317,000)      (1,006,000)
     Proceeds from sale of property and equipment .......................          17,000            4,000
                                                                                ---------         --------
                   Net cash used in investing activities ................      (1,300,000)      (1,002,000)

CASH FLOWS FROM FINANCING ACTIVITY -
     Purchase of shares outstanding .....................................        (215,000)            --
                                                                                ---------         --------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS ........................         200,000         (578,000)

CASH AND CASH EQUIVALENTS, beginning of year ............................         160,000          738,000
                                                                                ---------         --------

CASH AND CASH EQUIVALENTS, end of year ..................................     $   360,000      $   160,000
                                                                                =========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-
         Income taxes paid ..............................................     $   533,000      $   735,000
                                                                                =========         ========

              See accompanying notes to these financial statements.

                                   AVERT, INC.

                          NOTES TO FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Organization and Nature of Operations - Avert, Inc. (the Company) was incorporated in Colorado in 1986 to develop the use of databases to accumulate and provide information for sale relating to an individual's workers' compensation claims, criminal history, driving record, credit rating, education, and previous employment. The Company provides this service to a diverse group of customers throughout the United States.

     Cash and Cash Equivalents - For purposes of the statement of cash flows, all highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.

     Marketable Securities - Marketable securities consist of government backed debt securities which mature within one year or less. The securities are classified as trading securities and are stated at market, which approximates cost at December 31, 1996.

     Concentration of Credit Risk and Financial Instruments - Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Financial Accounting Standards Board's Statement No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," consist primarily of cash equivalents, short-term investments and accounts receivable with the Company's various customers.

     The Company's cash equivalents and short-term investments consist of money market funds and government backed debt securities issued by various institutions. As of December 31, 1996, approximately $427,000 of cash equivalents and short-term investments were not covered by the FDIC's basic depository insurance. The Company's credit policy is designed to limit the Company's exposure to concentrations of credit risk. Accordingly, the Company's accounts receivable include a variety of organizations throughout the United States. The Company estimates an allowance for uncollectible amounts based upon a percentage of revenue, and when specific credit problems arise. Management's estimates have been more than adequate during historical periods, and management believes that all significant credit risks have been identified at December 31, 1996.

     Property and Equipment - Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which is generally five years. In 1995, the Company began construction on a new building, which was completed in early 1996. Depreciation on this building commenced in 1996 and will be over 30 years.

     The Company incurs costs for computer software development for enhancing and maintaining its data base system and to provide "on-line" services to its customers. During 1996, the Company capitalized $450,000 of internal software costs, consisting principally of payments to third parties. These capitalized software costs generally will be amortized over five years once the project is completed, which is expected to be in late 1997.

     Impairment of Long-Lived Assets - Effective January 1, 1996, the Company adopted Financial Accounting Standards Board Statement 121 (FAS 121). In the event that facts and circumstances indicate that the cost of assets or

                                   AVERT, INC.

                          NOTES TO FINANCIAL STATEMENTS


     other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Adoption of FAS 121 had no effect on the December 31, 1996 financial statements.

     Income Taxes - The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Net Income Per Share - Net income per share is computed based upon the weighted average number of shares outstanding during the periods, including common stock equivalents outstanding during the periods.

     Stock Based Compensation - In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for by the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS 123 for employees, and will be subject only to the disclosure requirements prescribed by FAS 123.

     Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

                                   AVERT, INC.

                          NOTES TO FINANCIAL STATEMENTS


2.   PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following at December 31, 1996:


                 Land ...................................   $   210,000
                 Building ...............................     1,211,000
                 Computer hardware and software .........     1,120,000
                 Furniture and equipment ................       540,000
                                                            -----------
                                                              3,081,000
                 Less accumulated depreciation ..........      (570,000)
                                                            -----------
                                                            $ 2,511,000
                                                            ===========

3.   INCOME TAXES:

     Income tax expense (benefit) consists of the following:

                                                           December 31,
                                                      -------------------
                                                        1996        1995
                                                        ----        ----

                 Current ..........................   $516,000   $465,000
                 Deferred .........................    192,000     49,000
                                                       --------   --------

                 Total income tax expense ..........  $708,000   $514,000
                                                       ========   ========

     Total income tax expense differed from the amounts computed by applying the Federal income tax rate of 34% to income before income taxes, primarily as a result of the effect of state income taxes.

     Temporary differences between the financial statement carrying amounts and tax basis of assets and lia bilities that give rise to the net deferred tax liability related primarily to differences in capitalized software costs.


4.   SHAREHOLDERS' EQUITY:

     Stock Option Plan - In 1994, the Company adopted a stock incentive plan that authorizes the issuance of up to 366,337 shares of common stock. Pursuant to the plan, the Company may grant "incentive stock options" (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options and restricted stock or a combination thereof.

                                   AVERT, INC.

                          NOTES TO FINANCIAL STATEMENTS


     Incentive and non-qualified stock options may not be granted at an exercise price of less than the fair market value of the common stock on the date of grant (except for holders of more than 10% of common stock, whereby the exercise price must be at least 110% of the fair market value at the date of grant for incentive stock options). The term of the options may not exceed ten years. At December 31, 1996, the Company had granted options under the plan to purchase 364,000 shares (including 200,000 shares to the Company's President) of which 122,499 options are vested and the balance will vest over one to five years. No options have been exercised. Options outstanding for this plan at December 31, 1996 have exercise prices that range from $5.00 to $6.50.

     In 1994, the Company adopted the Non Employee Directors' Stock Option Plan (Outside Directors' Plan), which provides for the grant of stock options to non-employee directors of the Company and any subsidiary. An aggregate of 30,000 shares of common stock are reserved for issuance under the Outside Directors' Plan. The exercise price of the options will be the fair market value of the stock on the date of grant. Outside directors are automatically granted options to purchase 1,000 shares initially and an additional 1,000 shares for each subsequent year that they serve, up to a maximum of 5,000 shares per director. Each option is exercisable one year after the date of grant and expires four years thereafter. No options have been exercised. Exercise prices for the directors' options outstanding at December 31, 1996 range from $5.25 to $6.25.

    The following is a table of activity under these plans.


                                                                                 Weighted
                                                  Stock        Non-employee       Average
                                                 Incentive    Directors Stock    Exercise
                                                Option Plan    Option Plan        Price
                                                -----------   ---------------    --------
OPTIONS OUTSTANDING, January 1, 1995 .........     230,000         2,000          $ 5.25

   Options granted ...........................        --           3,000          $ 6.17
                                                   -------       -------            ----

OPTIONS OUTSTANDING, December 31, 1995 .......     230,000         5,000          $ 5.26

  Options granted ............................     134,000         3,000          $ 5.64
                                                   -------       -------            ----

OPTIONS OUTSTANDING, December 31, 1996 .......     364,000         8,000          $ 5.40
                                                   =======       =======            ====

     For all options granted during 1996 and 1995, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price. The weighted average remaining contractual life for all options and warrants as of December 31, 1996 was approximately 9.9 years. At December 31, 1996, options for 127,499 shares were exercisable and options for the remaining shares became exercisable pro rata through 2001. If not previously exercised, options outstanding at December 31, 1996, will expire as follows:

                                   AVERT, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                                   Weighted
                                                    Average
                                     Number of     Exercise
         Year                          Shares        Price
         ----                        ---------     --------

         1999 .......................    2,000       $ 5.25
         2000 .......................    3,000       $ 6.17
         2001 .......................    3,000       $ 5.58
         2004 .......................  230,000       $ 5.25
         2006 .......................   60,000       $ 5.00
         2007 .......................   74,000       $ 6.17
                                       -------
                                       372,000
                                       =======

     Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                        Year Ended December 31,
                                                        -----------------------
                                                           1996         1995
                                                           ----         ----
      Net income applicable to common stockholders:
             As reported ...........................   $ 1,066,000   $  857,000
             Pro forma .............................   $   965,000   $  854,000
      Net income per common share:
             As reported ...........................   $       .31   $      .25
             Pro forma .............................   $       .28   $      .25

                                   AVERT, INC.

                          NOTES TO FINANCIAL STATEMENTS


     The fair value of each employee option and warrant granted in 1996 and 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                             Year Ended December 31,
                                             ----------------------
                                                  1996     1995
                                                  ----     ----

           Expected volatility ..............     55.0%   70.0%
           Risk-free interest rate ..........      6.5%    6.5%
           Expected dividends ...............       --      --
           Expected terms (in years) ........      9.9     5.0

     Public Offering - In June 1994, the Company completed its initial public offering of 1,000,000 units and received net proceeds of $4,382,300. Each unit sold for $5.25 and consisted of one share of common stock and one redeemable warrant. Two redeemable warrants entitles the holder to purchase one share of common stock for $6.50 through April 1997, unless further extended by the Company. The warrants are redeemable under certain circumstances by the Company. In connection with this offering, the underwriter received a redeemable warrant to purchase 100,000 units at $6.30 per unit. This redeemable warrant is exercisable through June 1999. No redeemable warrants have been exercised as of December 31, 1996.

     Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock. Such shares are issuable in such series and preferences as may be determined by the Board of Directors.


5.   COMMITMENTS:

     Employee Bonus - In 1994, the Company formalized a five-year employment agreement whereby the Company president receives a bonus of 6% of income before taxes and bonus, but after deducting investment income. The total bonus expense for 1996 and 1995 was approximately $93,000 and $64,000, respectively.

     401(k) Savings - In 1995, the Company implemented a 401(k) profit sharing plan (the Plan). Eligible employees may make voluntary contributions to the Plan, which are matched by the Company equal to 50% of the employee's contribution up to a maximum of $1,500. The amount of employee contributions is limited as specified in the Plan. Company contributions to the Plan in 1996 and 1995 was insignificant.

                                 EXHIBIT INDEX

Exhibit
Number    Document Description
-------   --------------------
3.1       Articles of Incorporation, as amended, of the Registrant.(2)
3.2       Bylaws, as amended, of the Registrant. (2)
4.1 Excerpt from Articles of Incorporation of the Registrant Regarding Common Stock and Preferred Stock (2)
4.2 Warrant Agreement, including form of Redeemable Warrant Certificate, Subscription Form and Form of Assignment. (6)
4.3 Form of Representative's Warrant Agreement, including form of Warrant Certificate, Purchase Form, and Assignment Form. (4)
10.1 Indenture of Lease dated September 3, 1991 re: Registrant's office facility. (1)
10.1.1    Agreement to Alter Lease dated November 22, 1995. (8)
10.2 Form of Consumer Report User Agreement between Registrant and customer of Registrant. (1)
10.3 Employment Agreement dated as of January 1, 1994, between the Registrant and Dean A. Suposs. (2)
10.4 Consulting Agreement dated January 1, 1994, between the Registrant and Michael D. DeWitt. (2)
10.4.1 Amendment No. 1 to Consulting Agreement between the Registrant and Michael D. DeWitt, daJune 20, 1994. (4)
10.5 Form of Commission Agreement between the Registrant and Independent Sales Representative. (1)
10.6 Employer Report Subscriber Agreement, dated March 29, 1991, between the Registrant and TRW, Inc.(1)
10.7 Credit Bureau Service Agreement, dated March 30, 1992, between the Registrant and TransUnion (1)
10.9      Amended and Restated 1994 Stock Incentive Plan.(3)
10.10     Non-Employee Directors' Stock Option Plan. (2)
10.11 Vacant Land/Farm and Ranch Contract to Buy and Sell Real Estate dated September 26, 1994. (5)
10.12 Abbreviated Form of Agreement Between Owner and architect dated October 9, 1994.(5)
10.13 Letter Agreements, Dated March 24, 1995, with Ace Hardware Corporation and Loss Prevention Services relating to sales of the Registrant's Products.(7)
10.14     Consulting Agreement with Neidiger/Tucker/Bruner, Inc.(6)
10.15 Employment Agreement dated January 1, 1996, between Leonard Koch and the Registrant.(8)
10.15.1 Amended and Restated 1994 Stock Incentive Plan Incentive Stock Option Agreement between Leonard Koch and the Registrant.(8)
10.16 Employment Agreement, dated June 10, 1996, between Jerry Thurber and the Registrant. (8)
10.16.1 Amended and Restated 1994 Stock Incentive Plan Incentive Stock Option Agreement, dated June 10, 1996, between Jerry Thurber and the Registrant. (9)
10.17 Employment Agreement, dated July 1, 1996, between Jamie Burgat and the Registrant. (9)
10.17.1 Amendment to the Employment Agreement, dated July 1, 1996, between Jamie Burgat and the Registrant. (9)
10.17.2 Amended and Restated 1994 Stock Incentive Plan Incentive Stock Option Agreement, dated July 1, 1996, between Jamie Burgat and the Registrant. (9)

-------------------------

     (1) Filed as an Exhibit to the initial Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on March 21, 1994.
     (2) Filed as an Exhibit to Amendment No. 1 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on April 26, 1994.
     (3) Filed as an Exhibit to Amendment No. 2 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on May 24, 1994.

Exhibit
Number    Document Description
-------   --------------------
     (4) Filed as an Exhibit to Amendment No. 4 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on June 21, 1994.
     (5) Filed as an Exhibit to the Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1994, filed with the Securities and Exchange Commission on November 11, 1994.
     (6) Filed as an Exhibit to Form 10-KSB for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 13, 1995.
     (7) Filed as an Exhibit to Post-Effective Amendment No. 1 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on May 4, 1995.
     (8) Filed as an Exhibit to Form 10-KSB for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 9, 1996.
     (9) Filed as an Exhibit to Post-Effective Amendment No. 2 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on October 23, 1996.