Form 10QSB/A
period 1996-06-30
AVERT INC
filed 1997-04-14
CIK 920909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDED FORM 10-QSB

 [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                                       OR

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to
                                        --------    ---------
                         Commission File Number: 0-23952

                                   AVERT, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Colorado                                    84-1028716
  ------------------------------                   ------------------
 (State or other jurisdiction of                  (I.R.S.Employer
  incorporation or organization)                   Identification No.)


                      301 Remington, Fort Collins, CO 80524
                     --------------------------------------
                    (Address of principal executive offices)

                                  970/484-7722
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                    No Change
  ------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed from last report).

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    [X]   Yes      [ ]   No

 As of August 13, 1996 the issuer had 3,414,250 shares of Common Stock, no par value, outstanding

              Transitional Small Business Disclosure Format.

                     [ ]  Yes      [X]   No

 Form 10-QSB
 Quarter Ended June 30, 1996


                                      INDEX


                                                             PAGE

 PART I - FINANCIAL INFORMATION

      ITEM 1.  Financial statements

           Unaudited balance sheets..........................  3

           Unaudited statements of income....................  4

           Unaudited statements of cash flows................  5

           Notes to unaudited financial statements...........  6

      ITEM 2. Management's Discussion and Analysis or
              Plan of Operations..............................  7


 PART II - OTHER INFORMATION

      ITEMS 1, 2, 3, 4 and 5 ...............................   Not applicable

      ITEM 6   Exhibits and Reports on Form 8-K..............  11


 Signatures..................................................  12



                         PART I - FINANCIAL INFORMATION
                                   AVERT, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                JUNE 30,         DECEMBER 31,
                                                  1996              1995
                                               (unaudited)
                                                ---------        ------------
Current assets:
     Cash and cash equivalents..............  $    73,800     $   159,700
     Marketable securities..................    5,423,800       5,966,500
     Accounts receivable, net of allowance..      926,800         607,900
     Prepaid expenses and other.............      153,000         240,600
                                               ----------      ----------

          Total current assets..............  $ 6,577,400       6,974,700


Property and equipment, net.................    2,028,700       1,389,100
Other assets................................       19,400          19,400
                                               ----------      ----------

Total assets................................  $ 8,625,500    $  8,383,200
                                              ===========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................   $  310,700    $    407,900
     Accrued expenses.......................       72,900          81,300
     Deferred revenue.......................       55,500          58,600
                                               ----------      ----------
          Total current liabilities.........      439,100         547,800
                                               ----------      ----------
Shareholders' equity:
     Preferred shares, no par value; authorized
       1,000,000 shares; none outstanding....         ---            ---
     Common stock, no par value; authorized
       9,000,000 shares; 3,442,250 shares issued
       and outstanding.......................   4,960,600       4,960,600
     Treasury Stock                              (110,400)           ---
     Retained earnings............ ..........   3,336,200       2,874,800
                                               ----------      ----------
          Total shareholders' equity.........   8,186,400       7,835,400


Total liabilities and shareholders' equity... $ 8,625,500     $ 8,383,200
                                               ==========      ==========

            See accompanying notes to the financial statements.

                                   AVERT, INC.
                              STATEMENTS OF INCOME
                                   (unaudited)

                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                     ------------------      ----------------
                                       1996        1995        1996         1995
                                       ----        ----        ----         ----
Net revenues:
     Search and product fees........$1,861,700  $1,362,200  $3,412,000  $2,579,900
     Interest and other income......   106,100     103,100     208,100     196,700
                                     ---------   ---------   ---------   ---------
                                     1,967,800   1,465,300   3,620,100   2,776,600
Expenses:
     Search and product costs.......   788,000     550,400   1,492,400   1,047,200
     Marketing......................   330,900     197,200     610,100     363,500
     General and administrative.....   280,300     280,800     515,400     494,100
     Software development...........    83,900      52,500     176,900     113,900
     Depreciation and amortization..    47,700      26,600      80,500      53,800
                                     ---------   ---------   ---------   ---------
                                     1,530,800   1,107,500   2,875,300   2,072,500

Income before income taxes.........    437,000     357,800     744,800     704,100

     Income tax expense............   (166,500)   (134,100)   (283,300)   (263,300)
                                     ---------   ---------   ---------   ---------

Net income......................... $  270,500 $   223,700   $ 461,500   $ 440,800
                                    ==========   =========    ========    ========
Net income per common share........ $      .08 $       .06   $     .13   $     .13
                                    ==========   =========    ========    ========
Weighted average common
     shares outstanding............  3,418,500   3,442,250   3,427,800   3,442,250
                                    ==========   =========   =========   =========


               See accompanying notes to the financial statements.


                                   AVERT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               SIX MONTHS ENDED JUNE 30,
                                                             --------------------------
                                                             1996                  1995
                                                             ----                  ----
Cash Flows From Operating Activities:
    Net income..........................................   $ 461,500           $  440,800
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization...................     80,500               53,800
         Bad debt expense................................     15,000               11,000
         Increase/(decrease) in marketable securities
          and other gains................................       ---              (169,700)
         Changes in operating assets and liabilities:
          Accounts receivable............................   (333,800)            (125,200)
          Prepaid expenses and other current assets......     87,300              (70,100)
          Other assets...................................       ---                (2,500)
          Accounts payable...............................    (97,000)             170,700
          Accrued expenses...............................    (16,800)             (50,800)
          Income taxes payable...........................      8,200             (184,000)
          Deferred revenue and deposits .................     (3,000)             (17,900)
                                                            --------             --------
     Net cash provided by operating activities...........    201,900               56,100

Cash Flows from Investing Activities:
     Additions to furniture and equipment................   (720,100)            (387,400)
     Sale of marketable securities.......................    542,700                ---
                                                            --------             --------
     Net cash provided by investing activities...........   (177,400)            (387,400)

Cash Flows from Financing Activities:
     Purchase of Treasury Stock..........................   (110,400)               ---
                                                            --------             --------
     Net cash provided by financing activities...........   (110,400)               ---

Increase/(Decrease) in Cash and Cash Equivalents.........    (85,900)            (331,300)

Cash and Cash Equivalents, beginning of period...........    159,700              738,300
                                                            --------             --------
Cash and Cash Equivalents, end of period.................  $  73,800            $ 407,000
                                                           =========            =========

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Comparison of quarters ended June, 1996 and June 30, 1995

     Net revenues increased from $1,465,300 for the three month period ended June 30, 1995,to $1,967,800 for the comparable three month period in 1996 or 34%. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                                                  Three Months Ended   Three Months Ended
                                                    June 30, 1996        June 30, 1995     Percent of
                                                  ------------------   ------------------   Increase
                                                   Revenues  % total    Revenues  % total  (Decrease)
                                                   --------  -------    --------  -------  ---------
Products:
  Workers compensation histories ..............   $  326,500   16.6%    $  332,800    22.7%     (1.9%)
  Criminal history reports ....................   $1,027,300   52.2%    $  688,000    47.0%     49.3%
  Previous employment reports/credit reports ...  $  222,800   11.3%    $  118,400     8.1%     88.2%
  Motor vehicle driving records ...............   $  230,300   11.7%    $  195,700    13.4%     17.7%
  Other products ..............................   $  122,000    6.2%    $   63,600     3.8%     91.8%

Interest income ...............................   $   78,100    4.0%    $   91,400     6.2%    (14.6)%

     NET REVENUES .............................   $1,967,800            $1,465,300              34.3%
                                                   =========             =========

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

     Total expenses increased from $1,107,500 for the three month period ended June 30, 1995 to $1,530,800 for the comparable period in 1996. A breakdown in expenses is as follows:

                                       Three Months Ended      Three Months Ended
                                          June 30, 1996           June 30, 1995      Increase (Decrease)
                                      ---------------------   ---------------------     % of Revenues
                                      Expense  % of Revenue   Expense  % of Revenue    1995 over 1994
                                      -------  ------------   -------  ------------  -----------------
Search and product ..............   $  788,000    40.0%     $ 550,400     37.6%           2.4%
Marketing .......................      330,900    16.8        197,200     13.4            3.4
General and administration ......      280,300    14.3        280,800     19.2           (4.9)
Software development ............       83,900     4.3         52,500      3.6            0.7
Depreciation and amortization ...       47,700     2.4         26,600      1.8            0.6

     Expenses ...................   $1,530,800    77.8%    $1,107,500     75.6%           2.2%
                                    ==========   =====      =========    =====           ====

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

Comparison of six months ended June 30, 1996 and June 30, 1995

     Net revenues increased from $2,776,600 for the six month period ended June 30, 1995, to $3,620,100 for the comparable six month period in 1996 or approximately 30.4%. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:


                                                  Six Months Ended       Six Months Ended
                                                    June 30, 1996          June 30, 1995        Percent of
                                                --------------------   --------------------      Increase
                                                Revenues     % total    Revenues    % total     (Decrease)
                                                --------     -------    --------    -------     ----------
Products:
   Workers' compensation histories .........   $  610,200     16.9%    $  631,800      22.8%       (3.4)%
   Criminal history reports ................   $1,868,700     51.6%    $1,293,600      46.6%       44.5%
   Previous employment reports/credit report   $  398,900     11.0%    $  214,000       7.7%       86.4%
   Motor vehicle driving records ...........   $  448,100     12.4%    $  381,200      13.7%       17.5%
   Other products ..........................   $  256,100      7.0%    $  122,800       4.4%      208.5%

Interest income ............................   $  161,000      4.5%    $  176,800       6.4%       (8.9)%

     NET REVENEUS ..........................   $3,620,100              $2,776,600                  30.4%
                                                =========               =========                  ====

     Moderate to strong grwoth in sales of all of the Company's products continued during the first six months of 1996 with the exception of workers' compensation reports. Although sales of workers' compensation histories actually decreased approximately 3.4% from the six month period ended June 30, 1995 to the same six month period in 1996, it is still the second largest product line representing $610,200 for six months of 1996 and $631,800 for six months of 1995. The Company believes that sales of this product will gradually increase as the Company enters new markets, continues to educate customers, continues workers' compensation marketing campaigns, and locates new data sources, but will continue to decrease as a percentage of total revenues. Very strong growth of approximately 44.5% continued in the Criminal History product line representing approximately 51.6% of net revenues in the first six month period of 1996 as compared to approximately 46.6% of net revenues in the first six month period of 1995. There was an approximate 86.4% growth from the six month period ended June 30, 1995 to the six month period ended June 30, 1996 in the area of Previous Employment/Credit. These products represent approximately 11.0% of net revenues in the six months ended June 30, 1996 as compared to approximately 7.7% of net revenues in the same period in 1995.

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

     Total expenses increased from $2,072,500 for the six month period ended June 30, 1995, to $2,875,300 for the comparable period in 1996. A breakdown in expenses is as follows:

                                        Six Months Ended        Six Months Ended
                                          June 30, 1996           June 30, 1995      Increase(Decrease)
                                     ----------------------  ----------------------     of Revenues
                                     Expenses  % of Revenue  Expense   % of Revenue    1996 over 1995
                                     --------  ------------  -------   ------------  -----------------
Search and product ..............   $1,492,400      41.2%   $1,047,200      37.7            3.5%
Marketing .......................      610,100      16.9       363,500      13.1            3.8
General and administration ......      515,400      14.2       494,100      17.8           (3.6)
Software development ............      176,900       4.9       113,900       4.1            0.8
Depreciation and amortization ...       80,500       2.2        53,800       1.9            0.3

     Expenses ...................   $2,875,300      79.4%   $2,072,500      74.6%           4.8%
                                     =========     =====     =========     =====           ====

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

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

          NONE

ITEM 4.   Submission of Matters to a Vote of Security Holders.

     The Company held an annual meeting of sharesholders on May 16, 1996. The following table sets forth certain information relating to each of the matters voted upon at the meeting.

          Matters Voted Upon      For       Against   Withheld/    Broker
                                                      Abstain      Non-Votes
          _________________       ___       _______   _________    _________


1)  Election of Directors:

         Dean A. Suposs         2,231,466              96,207
         Michael D. DeWitt      2,231,426              96,247
         D. Michael Vaughan     2,231,466              96,207
         Stephen C. Fienhold    2,231,466              96,207
         Stephen D. Joyce       2,231,426              96,247


2)  Ratification of the
    appointment of Hein +
    Associates LLP as
    independent auditors
    for fiscal 1996             2,173,694    88,095    65,884


ITEM 6.   Exhibits and Reports on Form 8-K

          (a)     None

          (b)     Reports on Form 8-K

     The registrant filed the following reports on Form 8-K during the second quarter, 1996:

          (i)   Form 8-K  dated  April  4,  1996   announcing  the  addition  of
     independent sales representatives

          (ii) Form 8-K dated June 3, 1996 announcing increased product revenue growth for first two months of second quarter, 1996

          (iii) Form 8-K dated June 24, 1996, reporting the hiring of Jerry thurber as Director of Information Technology

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


                                        AVERT, INC.



DATE:         April 14, 1997            BY: /s/ Dean A. Suposs
                                            ------------------------------
                                        Dean A. Suposs, President


DATE:         April 14, 1997            BY:  /s/ Jamie M.Burgat
                                             -----------------------------
                                        Jamie M. Burgat, Vice President of
                                        Operations and Chief Financial
                                        Officer