Form 10QSB/A
period 1996-09-30
AVERT INC
filed 1997-04-14
CIK 920909

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

                         Commission File Number: 0-23952

                                   AVERT, INC.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Colorado                                         84-1028716
  ------------------------------                        ------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification No.)

                     301 Remington, Fort Collins, CO 80524
                    ---------------------------------------
                   (Address of principal executive offices)

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


                                      INDEX


                                                             PAGE

 PART I - FINANCIAL INFORMATION

      ITEM 1.  Financial statements

           Unaudited balance sheets..........................  3

           Unaudited statements of income....................  4

           Unaudited statements of cash flows................  5

           Notes to unaudited financial statements...........  6

      ITEM 2. Management's Discussion and Analysis or
              Plan of Operations.............................  7


 PART II - OTHER INFORMATION

      ITEMS 1, 2, 3, 4 and 5 ................................   Not applicable

      ITEM 6   Exhibits and Reports on Form 8-K..............  11


 Signatures..................................................  12

                         PART I - FINANCIAL INFORMATION
                                   AVERT, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      1996              1995
                                                   (unaudited)
                                                  ------------      -----------
Current assets:
     Cash and cash equivalents..................    $ 243,500       $ 159,700
     Marketable securities......................    5,500,400       5,966,500
     Accounts receivable, net of allowance......    1,002,900         607,900
     Prepaid expenses and other.................      150,400         240,600
                                                   ----------       ---------
          Total current assets..................  $ 6,897,200       6,974,700

Property and equipment, net.....................    2,136,000       1,389,100
Other assets....................................       16,200          19,400
                                                   ----------       ---------
Total assets....................................  $ 9,049,400    $  8,383,200
                                                  ===========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable...........................   $  359,500    $    407,900
     Accrued expenses...........................      170,000          81,300
     Deferred revenue...........................       53,000          58,600
                                                   ----------       ---------
          Total current liabilities.............      582,500         547,800

Shareholders' equity:
     Preferred shares, no par value; authorized
       1,000,000 shares; none outstanding........         ---            ---
     Common stock, no par value; authorized
       9,000,000 shares; 3,442,250 shares issued
       and outstanding...........................   4,960,600       4,960,600
     Treasury Stock..............................    (168,200)           ---
     Retained earnings...........................   3,674,500       2,874,800
                                                   ----------       ---------
          Total shareholders' equity.............   8,466,900       7,835,400

Total liabilities and shareholders' equity....... $ 9,049,400     $ 8,383,200
                                                   ==========      ==========

               See accompanying notes to the financial statements.

                                   AVERT, INC.
                              STATEMENTS OF INCOME
                                   (unaudited)


                                       Three Months Ended      Nine Months Ended
                                          September  30,          September 30,
                                       ------------------      ------------------
                                         1996        1995       1996         1995
                                         ----        ----       ----         ----
Net revenues:
     Search and product fees.........$2,054,900  $1,578,000  $5,466,800  $4,158,000
     Interest and other income.......   158,900     106,800     367,100     303,500
                                      ---------   ---------   ---------   ---------
                                      2,213,800   1,684,800   5,833,900   4,461,500
Expenses:
     Search and product costs........   892,700     740,400   2,385,100   1,841,300
     Marketing.......................   374,100     213,900     984,300     578,100
     General and administrative......   259,400     231,300     774,700     670,800
     Software development............    91,500      53,800     268,400     168,000
     Depreciation and amortization...    50,100      26,100     130,600      79,900
                                      ---------   ---------   ---------   ---------
                                      1,667,800   1,265,500   4,543,100   3,338,100

Income before income taxes...........   546,000     419,300   1,290,800   1,123,400

     Income tax expense..............  (207,900)   (159,100)   (491,100)   (422,400)
                                      ---------   ---------   ---------   ---------

Net income...........................$  338,100 $   260,200   $ 799,700   $ 701,000
                                     ==========   =========    ========    ========
Net income per common share..........$      .10 $       .08   $     .23   $     .20
                                     ==========   =========    ========    ========
Weighted average common
     shares outstanding.............. 3,422,797   3,442,250   3,423,893   3,442,250
                                     ==========   =========   =========   =========



            See accompanying notes to the financial statements.


                                   AVERT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      ------------------------------
                                                            1996        1995
                                                            ----        ----
Cash Flows From Operating Activities:
    Net income .......................................   $ 799,700    $ 701,000
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization ...............     130,600       79,900
         Bad debt expense ............................      22,500       21,500
         Increase/(decrease) in marketable securities
          and other gains ............................     (76,600)    (259,400)
         Changes in operating assets and liabilities:
          Accounts receivable.........................    (417,500)    (286,200)
          Prepaid expenses and other current assets ..      90,200      (88,600)
          Other assets ...............................       3,200       11,300
          Accounts payable ...........................     (48,400)     167,200
          Accrued expenses ...........................     (36,900)     (38,600)
          Income taxes payable .......................     125,600     (173,500)
          Deferred revenue and deposits ..............      (5,600)     (25,900)
                                                         ---------    ---------
     Net cash provided by operating activities .......     586,800      108,700

Cash Flows from Investing Activities:
     Additions to furniture and equipment ............    (877,500)    (677,500)
     Sale of marketable securities ...................     542,700         --
                                                         ---------    ---------
     Net cash provided by investing activities .......    (334,800)    (677,500)

Cash Flows from Financing Activities:
     Purchase of Treasury Stock ......................    (168,200)        --
                                                         ---------    ---------
     Net cash provided by financing activities .......    (168,200)        --

Increase/(Decrease) in Cash and Cash Equivalents .....      83,800     (568,800)

Cash and Cash Equivalents, beginning of period .......     159,700      738,300
                                                         ---------    ---------
Cash and Cash Equivalents, end of period .............   $ 243,500    $ 169,500
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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Comparison of quarters ended September, 1996 and September 30, 1995

     Net revenues increased from $1,684,800 for the three month period ended September 30, 1995,to $2,213,800 for the comparable three month period in 1996 or 31%. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                                                  Three Months Ended        Three Months Ended
                                                   Septemer 30, 1996         Septemer 30, 1995      Percent of
                                                  -------------------      --------------------      Increase
                                                    Revenues  % total       Revenues    % total     (Decrease)
                                                    --------  -------       --------    -------     ----------
Products:
  Workers compensation histories.... ...........   $  354,600    16.0%     $  350,200     20.8%        1.3%
  Criminal history reports .....................   $1,114,200    50.3%     $  831,800     49.4%       34.0%
  Previous employment reports/credit reports ....  $  246,400    11.1%     $  165,900      9.9%       48.5%
  Motor vehicle driving records ................   $  256,700    11.6%     $  202,300     12.0%       26.9%
  Other products ...............................   $  111,100     5.0%     $   75,300      4.5%      147.5%

Interest income ................................   $   76,700     3.5%     $   93,200      5.5%      (17.7)%

     NET REVENUES ..............................   $2,213,800              $1,684,800                 31.4%
                                                    =========               =========                =====

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

     Total expenses increased from $1,265,500 for the three month period ended September 30, 1995 to $1,667,800 for the comparable period in 1996. A breakdown in expenses is as follows:

                                        Three Months Ended      Three Months Ended
                                        September 30, 1996      September 30, 1995   Increase (Decrease)
                                      ---------------------   ---------------------    % of Revenues
                                      Expense  % of Revenue   Expense  % of Revenue    1995 over 1994
                                      -------  ------------   -------  ------------  ------------------
Search and product ..............   $  892,700     40.3%     $  740,400     43.9%          (3.6)%
Marketing .......................      374,100     16.9         213,900     12.7            4.2%
General and administration ......      259,400     11.7         231,300     13.7            (2.0)%
Software development ............       91,500      4.1          53,800      3.2             0.9%
Depreciation and amortization ....      50,100      2.3          26,100      1.6             0.7%

     Expenses ...................   $1,667,800     75.3%     $1,265,500     75.1%            .20%
                                    ==========     ====      ==========     ====            ====

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

Comparison of nine months ended September 30, 1996 and September 30, 1995

     Net revenues increased from $4,461,500 for the nine month period ended September 30, 1995, to $5,833,900 for the comparable nine month period in 1996 or approximately 30.8%. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                                                     Nine Months Ended        Nine Months Ended
                                                    September 30, 1996       September 30, 1995    Percent of
                                                    -------------------     --------------------    Increase
                                                    Revenues    % total     Revenues     % total   (Decrease)
                                                    --------    -------     --------     -------    --------
Products:
   Workers' compensation histories ..............   $  964,800    16.5%    $  982,000       22.0%      (1.8)%
   Criminal history reports .....................   $2,982,900    51.1%    $2,125,400       47.6%      40.3%
   Previous employment reports/credit report ....   $  645,200    11.1%    $  379,900        8.5%      69.9%
   Motor vehicle driving records ................   $  704,800    12.1%    $  583,500       13.1%      20.8%
   Other products ...............................   $  320,100     5.5%    $  198,100        4.4%     161.6%

Interest income .................................   $  237,700     4.1%    $  270,000        6.1%     (12.0)%

     NET REVENEUS ...............................   $5,833,900             $4,461,500                  30.8%


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

     Total expenses increased from $3,338,100 for the nine month period ended September 30, 1995, to $4,543,100 for the comparable period in 1996. A breakdown in expenses is as follows:

                                    Nine Months Ended            Nine Months Ended
                                    September 30, 1996           September 30, 1995  Increase(Decrease)
                                 -----------------------     -----------------------   % of Revenues
                                 Expenses   % of Revenue     Expense    % of Revenue   1996 over 1995
                                 --------   ------------     -------    ------------  ----------------
Search and product ..........   $2,385,100       40.9%      $1,841,300     41.2%           (0.3)%
Marketing ...................      984,300       16.9          578,100     13.0             3.9
General and administration ..      774,700       13.3          670,800     15.0            (1.7)
Software development ........      268,400        4.6          168,000      3.8             0.8
Depreciation and amortization      130,600        2.2           79,900      1.8             0.4

     Expenses ...............   $4,543,100       77.9%      $3,338,100     74.8%            3.1%
                                ==========       ====       ==========     ====             ===

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

         (iii) Form 8-K dated November 11, 1996 announcing financial results for the third quarter and nine month period.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AVERT, INC.



DATE:         April 14, 1997              BY:  /s/ Dean A. Suposs
                                              -------------------------------
                                          Dean A. Suposs, President



DATE:         April 14, 1997              BY:  /s/ Jamie M.Burgat
                                               ------------------------------
                                          Jamie M. Burgat, Vice President of
                                          Operations and Chief Financial
                                          Officer