Form 10QSB
period 1997-03-31
AVERT INC
filed 1997-05-15
CIK 920909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________to _________

                         Commission File Number: 0-23952

                                   AVERT, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Colorado                                84-1028716
 ------------------------------            ----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization

                      301 Remington, Fort Collins, CO 80524
                     --------------------------------------
                    (Address of principal executive offices)

                                  970/484-7722
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                    No Change
              ------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed from last report).

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        [X] Yes       [ ] No

     As of May 12, 1997 the issuer had 3,488,125 shares of Common Stock, no par value, outstanding.

     Transitional Small Business Disclosure Format.
                        [ ] Yes       [X] No

Form 10-QSB
Quarter Ended March 31, 1997

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

      ITEM 1.  Financial statements

               Unaudited balance sheets..........................   3

               Unaudited statements of income....................   4

               Unaudited statements of cash flows................   5

               Notes to unaudited financial statements...........   6

      ITEM 2.  Management's Discussion and Analysis or
              Plan of Operations.................................   7


PART II - OTHER INFORMATION

      ITEMS 1, 2, 3, 4, 5 and 6    Not applicable................


         Signatures..............................................  11

                         PART I - FINANCIAL INFORMATION
                                   AVERT, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                                          MARCH 31,     DECEMBER 31,
                                                                                            1997           1996
                                                                                         ---------      -----------
                                                                                        (unaudited)
Current assets:
         Cash and cash equivalents .................................................  $    (75,200)   $   360,300
         Marketable securities .....................................................     5,651,800      5,576,700
         Accounts receivable, net of allowance .....................................       986,200        787,900
         Prepaid expenses and other ................................................       326,800        159,000
                                                                                       -----------    -----------
                  Total current assets .............................................   $ 6,889,600      6,883,900


Property and equipment, net ........................................................     2,884,100      2,510,900

Other assets .......................................................................             0              0
                                                                                       -----------    -----------
Total assets .......................................................................   $ 9,773,700    $ 9,394,800
                                                                                       ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable ..........................................................   $   509,100    $   464,400

         Accrued expenses ..........................................................       274,800        224,600

         Deferred revenue ..........................................................        24,600         20,000
                                                                                       -----------    -----------
                  Total current liabilities ........................................       808,500        709,000

Shareholders' equity:
         Preferred shares, no par value; authorized
           1,000,000 shares; none outstanding ......................................          --             --

         Common stock, no par value; authorized
           9,000,000 shares; 3,446,988 shares issued
           and outstanding .........................................................     4,991,400      4,960,600
         Treasury Stock ............................................................      (215,100)      (215,100)
         Retained earnings .........................................................     4,188,900      3,940,300
                                                                                       -----------    -----------
                  Total shareholders' equity .......................................     8,965,200      8,685,800
                                                                                       -----------    -----------

Total liabilities and shareholders' equity .........................................   $ 9,773,700    $ 9,394,800
                                                                                       ===========    ===========

               See accompanying notes to the financial statements.

                                   AVERT, INC.
                              STATEMENTS OF INCOME
                                   (unaudited)

                                                                Three Months Ended
                                                                    March 31,
                                                            -------------------------
                                                               1997           1996
                                                               ----           ----
Net revenues:
         Search and product fees .......................   $ 1,992,900    $ 1,550,400
         Interest and other income .....................       103,000        101,900
                                                           -----------    -----------
                                                             2,095,900      1,652,300
Expenses:
         Search and product costs ......................       895,100        705,000
         Marketing .....................................       331,200        272,000
         General and administrative ....................       329,400        243,600
         Software development ..........................       103,100         91,100
         Depreciation and amortization..................        28,600         32,800
                                                           -----------    -----------
                                                             1,687,400      1,344,500
                                                           -----------    -----------
Income before income taxes .............................       408,500        307,800

         Income tax expense ............................      (159,800)      (116,800)
                                                           -----------    -----------
Net income .............................................   $   248,700    $   191,000
                                                           ===========    ===========
Net income per common share ............................   $       .07    $       .06
                                                           ===========    ===========
Weighted average common
         shares outstanding ............................     3,417,855      3,437,107
                                                           ===========    ===========



               See accompanying notes to the financial statements.

                                   AVERT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  -------------------
                                                                  1997           1996
                                                                  ----           ----

Cash Flows From Operating Activities:
    Net income ..............................................   $ 248,700    $ 191,000
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization ......................      64,600       32,800
         Bad debt expense ...................................       3,100        7,500
         Increase/(decrease) in marketable securities and
                  other gains ...............................     (75,100)     419,600
         Changes in operating assets and liabilities:
              Accounts receivable ...........................    (201,500)    (157,700)
              Prepaid expenses and other current assets .....     (70,100)         300
              Other assets ..................................        --           --
              Accounts payable ..............................      44,600      (12,600)
              Accrued expenses ..............................     (47,500)     (48,200)
              Income taxes payable ..........................        --         41,700
              Deferred revenue and deposits .................       4,600       (5,700)
                                                                ---------    ---------
         Net cash provided by operating activities ..........     (28,600)     468,700
                                                                ---------    ---------
Cash Flows from Investing Activities:
     Additions to furniture and equipment ...................    (437,700)    (390,800)
     Proceeds from sale of furniture and equipment ..........        --            500
                                                                ---------    ---------
           Net cash provided by investing activities ........    (437,700)    (390,300)
                                                                ---------    ---------
Cash Flows from Financing Activities:
           Purchase of Treasury Stock .......................        --        (76,400)
           Warrants exercised ...............................      30,800         --
                                                                ---------    ---------
           Net cash provided by financing activities ........      30,800      (76,400)

Increase/(Decrease) in Cash and Cash Equivalents ............    (435,500)       2,000

Cash and Cash Equivalents, beginning of period ..............     360,300      159,700
                                                                ---------    ---------
Cash and Cash Equivalents, end of period ....................   $ (75,200)   $ 161,700
                                                                =========    =========

               See accompanying notes to the financial statements.

                                   AVERT, INC.
                          NOTES TO FINANCIAL STATEMENTS


     The financial information contained herein is unaudited, but includes all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the information set forth. The financial statements should be read in conjunction with the Notes to Financial Statements which are included in the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1996.

     The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1997. The Company believes that the three month report filed on Form 10-QSB is representative of its financial position, its results of operations and its cash flows as of and for the periods ended March 31, 1997 and 1996 covered thereby.

     On June 22, 1994, the Company completed an initial public offering ("IPO") of 1,000,000 units ("Units"), each consisting of one share of Common Stock and one Redeemable Warrant. The Units separated on December 7, 1994, and the Common Stock and the Redeemable Warrants began trading separately as of that date. Two Redeemable Warrants entitle the holder to purchase one share of Common Stock at a price of $6.50 per share (subject to adjustment) for a nine month period originally stated as March 22, 1995 and ending December 22, 1995. On October 11, 1995, the Company announced that it extended the expiration date of its Redeemable Warrants from December 22, 1995 to April 30, 1996. The expiration date was further extended to April 30, 1997, as announced on Form 8-K dated March 6, 1996. All of the other terms of the Redeemable Warrants remain the same. The Redeemable Warrants are redeemable by the Company at a redemption price of $0.05 per Redeemable Warrant at any time commencing March 22, 1995, on at least 30 days prior written notice, provided that the closing price of the Common Stock equals or exceeds $7.50 per share for a period of 15 consecutive trading days ending within 15 days prior to the notice of redemption. Net proceeds from the IPO totalled approximately $4,382,300. As of March 31, 1997 $30,800 had been received in connection with the exercising of warrants. As of April 30, 1997, 88,125 shares had been purchased totalling approximately $572,800, not including offering costs.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations

Comparison of quarters ended March 31, 1997 and March 31, 1996

         Total net revenues increased from $1,652,300 for the three month period ended March 31, 1997 to $2,095,900 for the comparable three month period in 1996 or approximately 26.8%. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                                                 Three Months Ended       Three Months Ended          Percent
                                                    March 31, 1997           March 31, 1996              of
                                                 --------------------     ----------------------      Increase
                                                 Revenues     % total     Revenues       % total     (Decrease)
                                                 --------     -------     --------       -------     ----------
Products:
  Workers compensation histories ............  $  296,600       14.2%   $  283,700        17.2%        1.05%
  Criminal history reports .................   $1,012,200       48.3%   $  841,400        50.9%        20.3%
  Previous employment reports/ .............   $  229,600       11.0%   $  176,000        10.7%        30.5%
     credit reports
  Motor vehicle driving records ............   $  261,500       12.5%   $  217,800        13.2%        20.1%
  Other products ...........................   $  130,900        6.2%   $  106,100         6.4%        23.4%
Services: ..................................   $   89,100        4.3%   $        0         0.0%       100.0%

Interest income ............................   $   77,200        3.7%   $   82,900         5.0%        (6.9)%
                                                ---------                ---------
         NET REVENUES ......................   $2,095,900               $1,652,300                     26.8%


     Moderate  to  strong  growth  in  sales  of all of the  Company's  products continued during the first quarter of 1997. Growth of approximately 20.3% occurred in the criminal history reports area. In total dollars, criminal history reports contributed the most net revenues, representing $1,012,200 in net revenues in the period ended March 31, 1997, as compared to $841,400 in the period ended March 31, 1996. The criminal history reports product line accounted for approximately 48.3% of total net revenues in the first quarter 1997, and approximately 50.9% of total net revenues in the first quarter 1996. The Company believes there continues to be a trend nationwide to check prospective employees' criminal records and it continues to focus on obtaining the quickest, most accurate data available.

     Workers' compensation histories, represented $296,600 in the period in 1997, or approximately 14.2% of total net revenues, as compared to $283,700 for the first three months of 1996, or approximately 17.2% of total net revenues. While this product actually decreased as a percentage of total net revenues, it still represents the second largest product line in terms of revenues. The Company believes that as it enters new markets, workers' compensation histories will continue to be a viable product, but will continue to decrease as a percentage of total net revenues.

     The largest product growth of 30.5% was in the area of Previous Employment/Credit. This product represented $229,600 and approximately 11.0% of total net revenues in the first quarter 1997, compared to $176,000 in the first quarter 1996 and approximately 10.7% of total net revenues. The Company continues to customize the Previous Employment product line, increasing its attractiveness to its customer base.

     Net revenues generated in the area of motor vehicle driving records increased from approximately $261,500 in first three months of 1997 to approximately $217,800 in the first three months of 1996, representing an increase of approximately 20.1%.

     There was 23.4% growth for revenues generated in the areas of education/credential verification, employment applications and first check, which increased from $106,100 in first quarter 1996 to $130,900 in first quarter 1997.

     Service sales, which have been added in the chart above, increased from $0 in first quarter 1996 to $89,100 in first quarter 1997. This is primarily attributable to the implementation of the Avert Advantage program in July, 1996, which accounted for $33,100 in revenues for the three month period in 1997, and was not in effect at all in the three month period in 1996. In addition, a variety of services that were not offered until July, 1996 produced approximately $56,000 in first quarter 1997.

     Income before income taxes increased from $307,800 in first quarter 1996 to $408,500 in first quarter 1997, or approximately 32.7% and represented approximately 19.5% of total net revenues in 1997 compared to approximately 18.6% in 1996, resulting from decreases in several expense categories.

     Total expenses increased from $1,344,500 for the three month period ended March 31, 1996 to $1,687,400 for the comparable period in 1997 or approximately 25.5% A breakdown in expenses is as follows:


                                           Three Months Ended        Three Months Ended
                                              March 31, 1997            March 31, 1996      Increase (Decrease)
                                        -----------------------    -----------------------     % of Revenues
                                        Expenses   % of Revenue    Expenses   % of Revenue    1997 over 1996
                                        --------   ------------    --------   ------------    --------------

Search and product .................   $  895,100     42.7%     $  705,000      42.7%            0.0%
Marketing ..........................      331,200     15.8         272,000      16.5            (0.7)
General and administration .........      329,400     15.7         243,600      14.7             1.0
Software development ...............      103,100      4.9          91,100       5.5            (0.6)
Depreciation and amortization ......       28,600      1.4          32,800       2.0            (0.6)
                                        ---------    -----    ------------      ----            ----
        Expenses ...................   $1,687,400     80.5%     $1,344,500      81.4%           (0.9)%
                                        =========    =====    ============      ====            ====

     Search and product fees remained stable at 42.7% of total net revenues for both three month periods in 1997 and 1996. There is a continued focus for the development of existing couriers and addition of new couriers and improved methods of retrieval of criminal records, with that product line representing the bulk of this expense category.

     There were decreases in the expense categories of marketing, software development and depreciation and amortization when expressed as a percentage of total net revenues. There is an on-going marketing campaign designed to target lead generation, marketing communication and market development for both current customers and new customers, via both independent sales representatives and in-house marketing personnel. Specifically, the lead generation costs as a percentage of total net revenues in the first quarter 1997 as compared to the first quarter 1996 represent the decrease in the marketing expense category. The decrease in software development expenses as a percentage of total net revenues in the three month period ended March 31, 1997 as compared to the three month period ended March 31, 1996, resulted from the capitalization of expenses related to the development of new software and upgrade of existing software. See "Liquidity and Capital Resources" below in this Item for further discussion. The depreciation and amortization expenses have decreased as a percentage of total net revenues due to the fact that substantial purchases were required both in the areas of computer hardware and furniture and equipment for the new office facility placed in service in first quarter 1996.

     Income taxes varied slightly for the combined federal and state statutory rate of approximately 38% in the first quarter 1996 and approximately 39% in the first quarter 1997, resulting in net income of $191,000 or $.06 per share on 3,437,107 shares for the first three months ended March 31, 1996, as compared to net income of $248,700 or $.07 per share on 3,417,855 shares for the first three months ended March 31, 1997.

Liquidity and Capital Resources

     The Company's financial position at March 31, 1997 remained strong with working capital at that date of $6,081,100 compared to $6,174,900 at December 31, 1996. Cash and cash equivalents and marketable securities at March 31, 1997 were $5,651,800 and increased from $5,576,700 at December 31, 1996. Net cash provided from operations for the three month period ended March 31, 1997 was $28,600 and consisted primarily of net income of $248,700 plus a $44,600 increase in accounts payable, a $201,500 increase in accounts receivable, and a $70,100 increase in prepaid expenses and other current assets. The Company had capital expenditures of $437,700 for the three month period ended March 31, 1997 as compared to $390,800 for the three months ended March 31, 1996. The majority of the capital expenditures during the three months ended March 31, 1997 was attributable to the development of new software and upgrade of existing software. The Company expects to spend up to $1.5 million in connection with this project. The majority of these are costs paid to independent consultants. The Company expects the new software and upgrade of its existing software to allow the Company to: (1) manage its higher volume with a lower cost per transaction; (2) introduce new products and services at a much quicker pace; (3) directly integrate the Company's information technology systems with strategic partners, suppliers, and large customers; and (4) maintain the Company's competitive position and provide leading edge, but safe and proven, technology for its customers. Development and upgrade of the software will be financed by available cash derived from past or continued operations. Development and upgrading of the software presently is expected to be complete in late 1997 or early 1998, with scheduled software releases occurring prior to that time.

                           PART II - OTHER INFORMATION


ITEM 1.        Legal Proceedings

               NONE


ITEM 6.        Exhibits and Reports on Form 8-K

               (a)     NONE

               (b)     NONE

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AVERT, INC.


DATE:   May 14, 1997               BY: /s/ Dean A. Suposs
                                       ----------------------------------
                                       Dean A. Suposs, President



DATE:   May 14, 1997               BY: /s/ Jamie M. Burgat
                                       ---------------------------------
                                       Jamie M. Burgat, Vice President of
                                       Operations and Chief Financial Officer