Form 10QSB/A
period 1997-03-31
AVERT INC
filed 1997-05-15
CIK 920909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

                           PART II - OTHER INFORMATION


ITEM 1.        Legal Proceedings

               NONE


ITEM 6.        Exhibits and Reports on Form 8-K

               (a)     NONE

               (b)     Reports on Form 8-K

                         The registrant filed the following reports on Form 8-K during the first quarter ended March 31, 1997.

                         (i) Form 8-K dated January 28, 1997, regarding an agreement with Ameritech to provide pre-employment background information.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AVERT, INC.


DATE:   May 15, 1997               BY: /s/ Dean A. Suposs
                                       ----------------------------------
                                       Dean A. Suposs, President



DATE:   May 15, 1997               BY: /s/ Jamie M. Burgat
                                      ---------------------------------
                                       Jamie M. Burgat, Vice President of
                                       Operations and Chief Financial Officer