Form 10QSB
period 1997-06-30
AVERT INC
filed 1997-08-11
CIK 920909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                   [X] Yes       [  ] No

     As of August 8, 1997 the issuer had 3,488,125 shares of Common Stock, no par value, outstanding.

                 Transitional Small Business Disclosure Format.
                   [  ] Yes      [X] No

Form 10-QSB
Quarter Ended June 30, 1997


                                      INDEX


                                                                           PAGE

PART I - FINANCIAL INFORMATION

      ITEM 1.  Financial statements

               Unaudited balance sheets................................      3

               Unaudited statements of income..........................      4

               Unaudited statements of cash flows......................      5

               Notes to unaudited financial statements.................      6

      ITEM 2.  Management's Discussion and Analysis or
              Plan of Operations.......................................      7


PART II - OTHER INFORMATION

      ITEMS 1, 2, 3,  and 5  Not applicable............................

      ITEM 4...........................................................      12

      ITEM 6...........................................................      12

      Signatures.......................................................      13

                         PART I - FINANCIAL INFORMATION
                                   AVERT, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                                         JUNE 30,      DECEMBER 31,
                                                                                           1997           1996
                                                                                       -----------    -------------
                                                                                       (unaudited)
Current assets:
         Cash and cash equivalents .................................................   $   693,600   $   360,300
         Marketable securities .....................................................     5,720,700     5,576,700
         Accounts receivable, net of allowance .....................................     1,150,800       787,900
         Prepaid expenses and other ................................................       176,300       159,000
                                                                                       -----------   -----------
                  Total current assets .............................................   $ 7,741,400     6,883,900

Property and equipment, net ........................................................     3,242,500     2,510,900
                                                                                       -----------   -----------

Total assets .......................................................................   $10,983,900   $ 9,394,800
                                                                                       ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable ..........................................................   $   580,000   $   464,400
         Accrued expenses ..........................................................       540,400       224,600
         Deferred revenue ..........................................................       114,600        20,000
                                                                                       -----------   -----------
                  Total current liabilities ........................................     1,235,000       709,000

Shareholders' equity:
         Preferred shares, no par value; authorized
           1,000,000 shares; none outstanding ......................................          --            --
         Common stock, no par value; authorized
           9,000,000 shares; 3,488,125, and 3,446,988
           shares issued and outstanding respectively ..............................     5,276,300     4,745,500
         Retained earnings .........................................................     4,472,600     3,940,300
                                                                                       -----------   -----------
                  Total shareholders' equity .......................................     9,748,900     8,685,800
                                                                                       -----------   -----------

Total liabilities and shareholders' equity .........................................   $10,983,900   $ 9,394,800
                                                                                       ===========   ===========

               See accompanying notes to the financial statements.

                                   AVERT, INC.
                              STATEMENTS OF INCOME
                                   (unaudited)

                                                                    Three Months Ended                     Six Months Ended
                                                                         June 30,                               June 30,

                                                                   1997              1996                1997              1996
                                                                   ----              ----                ----              ----
Net revenues:
         Search and product fees .......................       $ 2,343,400        $ 1,861,700        $ 4,361,800        $ 3,412,000
         Interest and other income .....................           115,000            106,100            192,600            208,100
                                                               -----------        -----------        -----------        -----------

                                                                 2,458,400          1,967,800        $ 4,554,400        $ 3,620,100
Expenses:
         Search and product costs ......................         1,051,000            788,000          1,946,000          1,492,400
         Marketing .....................................           405,200            330,900            736,400            610,100
         General and administrative ....................           325,300            280,300            618,800            515,400
         Software development ..........................            96,600             83,900            199,800            176,900
         Depreciation and amortization .................           113,200             47,700            177,800             80,500
                                                               -----------        -----------        -----------        -----------

                                                                 1,991,300          1,530,800          3,678,800        $ 2,875,300
                                                               -----------        -----------        -----------        -----------

Income before income taxes .............................           467,100            437,000            875,600            744,800

         Income tax expense ............................          (183,500)          (166,500)          (343,300)          (283,300)
                                                               -----------        -----------        -----------        -----------

Net income .............................................       $   283,600        $   270,500        $   532,300            461,500
                                                               ===========        ===========        ===========        ===========
Net income per common share ............................       $       .08        $       .08        $       .15        $       .13
                                                               ===========        ===========        ===========        ===========
Weighted average common
         shares outstanding ............................         3,493,500          3,418,500          3,466,300          3,427,800
                                                               ===========        ===========        ===========        ===========




               See accompanying notes to the financial statements.

                                   AVERT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                 SIX MONTHS ENDED JUNE 30
                                                                   1997            1996
                                                                   ----            ----
Cash Flows From Operating Activities:
    Net income ...............................................   $ 532,300    $ 461,500
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization .......................     177,800       80,500
         Bad debt expense ....................................       8,100       15,000
         (Increase)/decrease in marketable securities and
                  other gains ................................    (144,000)        --
         Changes in operating assets and liabilities:
              Accounts receivable ............................    (371,000)    (333,800)
              Prepaid expenses and other current assets ......     (17,300)      87,300
              Accounts payable ...............................     115,600      (97,000)
              Accrued expenses ...............................     346,200      (16,800)
              Income taxes payable ...........................     (30,400)       8,200
              Deferred revenue and deposits ..................      94,600       (3,000)
                                                                 ---------    ---------

         Net cash provided by operating activities ...........     711,900      201,900

Cash Flows from Investing Activities:
     Additions to furniture and equipment ....................    (909,400)    (720,100)
     Proceeds from sale of furniture and equipment ...........        --        542,700
                                                                 ---------    ---------

           Net cash used in investing activities .............    (909,400)    (177,400)
                                                                 ---------    ---------

Cash Flows from Financing Activities:
         Purchase of Treasury Stock ..........................        --       (110,400)
         Warrants exercised ..................................     530,800         --
                                                                 ---------     --------

           Net cash provided by (used in) financing activities     530,800     (110,400)
                                                                 ---------     --------

Increase/(Decrease) in Cash and Cash Equivalents .............     333,300      (85,900)

Cash and Cash Equivalents, beginning of period ...............     360,300      159,700
                                                                 ---------    ---------

Cash and Cash Equivalents, end of period .....................   $ 693,600    $  73,800
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

     The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1997. The Company believes that the three month report filed on Form 10-QSB is representative of its financial position, its results of operations and its cash flows as of and for the periods ended June 30, 1997 and 1996 covered thereby.

     On June 22, 1994, the Company completed an initial public offering ("IPO") of 1,000,000 units ("Units"), each consisting of one share of Common Stock and one Redeemable Warrant. The Units separated on December 7, 1994, and the Common Stock and the Redeemable Warrants began trading separately as of that date. Two Redeemable Warrants entitle the holder to purchase one share of Common Stock at a price of $6.50 per share (subject to adjustment). The expiration date was extended to April 30, 1997. Net proceeds from the IPO totalled approximately $4,382,300. As of June 30, 1997 $530,800 had been received in connection with the exercised warrants (88,125 shares and the balance of the warrants expired).

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Comparison of quarters ended June 30, 1997 and June 30, 1996

     Total net revenues increased from $1,967,800 for the three month period ended June 30, 1996 to $2,458,400 for the comparable three month period in 1997 or approximately 24.9%. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                                                  Three Months Ended             Three Months Ended
                                                     June 30, 1997                  June 30, 1996                Percent of
                                              ------------------------        ------------------------            Increase
                                               Revenues        % total        Revenues         % total           (Decrease)
                                               --------        -------        --------         -------           ----------
Products:
  Workers compensation histories ........    $  299,600          12.2%      $  326,500           16.6%            (8.2)%
  Criminal history reports ..............    $1,253,200          51.0%      $1,027,300           52.2%            22.0%
  Previous employment reports/
     credit reports .....................    $  293,600          11.9%      $  222,800           11.3%            31.8%
  Motor vehicle driving records .........    $  260,900          10.6%      $  230,300           11.7%            13.3%
  Other products ........................    $  118,000           4.8%      $  122,000            6.2%            (3.3)%
Services ................................    $  118,800           4.8%      $        0            0.0%           100.0%

Interest income .........................    $   77,200           3.1%      $   78,100            4.0%            (1.2)%

         NET REVENUES ...................    $2,458,400                     $1,967,800                            24.9%

     Moderate growth in sales of all of the Company's products continued during the second quarter of 1997. Growth of approximately 22% occurred in the criminal history reports area. In total dollars, criminal history reports continues to contribute the most net revenues, representing $1,253,200 in net revenues in the three month period ended June 30, 1997, as compared to $1,027,300 in the three month period ended June 30, 1996. The criminal history reports product line accounted for approximately 51% of total net revenues in the second quarter 1997, and approximately 52.2% of total net revenues in the second quarter 1996. The Company believes there continues to be a nationwide trend to check prospective employees' criminal records and it continues to focus on obtaining the quickest, most accurate data available.

     Workers' compensation histories, though continuing to be our second largest product line in terms of revenues, also continues to decline as a percentage of net revenues. In second quarter 1997, workers' compensation reports represented 12.2% of net revenues, or $299,600 as compared to 16.6% of net revenues in second quarter 1996, or $326,500. The Company believes it will continue to decrease as a percentage of total net revenues, though still a viable product.

     The largest product growth of 31.8% continues to be in the area of Previous Employment/Credit. This product represented $293,600 and approximately 11.9% of total net revenues in the second quarter 1997, compared to $222,800 in the second quarter 1996 and approximately 11.3% of total net revenues. Both products making up this category are quick turnaround products, which the Company believes employers now consider more important than in the past.

     Net revenues generated in the area of motor vehicle driving records increased approximately 13.3%, from approximately $230,300 in the second three months of 1996, representing 11.7% of total net revenues, to approximately $260,900 in the second three months of 1997, representing 10.6% of total net revenues.

     Growth of approximately 20.4% occurred in the Name Link product growing from $47,000 in the second quarter 1996 to $56,600 in the second quarter 1997. Overall, the "other products" category experienced a slight decrease of approximately 3.3% in revenues, which consists of education/credential verifications, employment applications and first checks.

     Service sales, which have been added in the chart above, increased from $0 in second quarter 1996 to $118,800 in second quarter 1997. A large portion is attributable to the implementation of the Avert Advantage program in July, 1996, which accounted for $37,600 in revenues for the three month period in 1997, and was not in effect at all in the three month period in 1996. In addition, a variety of services that were not offered until July, 1996 produced approximately $54,000 in second quarter 1997. There was also strong growth in second quarter 1997 over second quarter 1996 for two services Avert provides which allow for customization of reports.

     Income before income taxes increased from $437,000 in second quarter 1996 to $467,100 in second quarter 1997, or approximately 6.9% and represented approximately 19.0% of total net revenues in 1997 compared to approximately 22.2% in 1996. The change resulted from increases in two expense categories and decreases in three.

     Total expenses increased from $1,530,800 for the three month period ended June 30, 1996 to $1,991,300 for the comparable period in 1997 or approximately 30.1% A breakdown in expenses is as follows:

                                                      Three Months Ended           Three Months Ended          Increase (Decrease)
                                                        June 30, 1997                 June 30, 1996              % of Revenues
                                                   ------------------------       ---------------------------  ------------------
                                                   Expenses    % of Revenue       Expenses       % of Revenue    1997 over 1996
                                                   --------    ------------       --------       ------------    --------------

Search and product ........................         $1,051,000      42.8%       $  788,000           40.0%             2.8%
Marketing .................................            405,200      16.5           330,900           16.8             (0.3)
General and administrative ................            325,300      13.2           280,300           14.3             (1.1)
Software development ......................             96,600       3.9            83,900            4.3             (0.4)
Depreciation and amortization .............            113,200       4.6            47,700            2.4              2.2
                                                    ----------      ----        ----------         ------             ----

         Expenses .........................         $1,991,300      81.0%       $1,530,800           77.8%             3.2%
                                                    ==========      =====       ==========         =======            =====

     Search and product fees increased from 40% of total net revenues for second quarter 1996 to 42.8% of total net revenues for second quarter 1997. With criminal history reports representing a large portion of our product mix, there is a continued belief that the development of existing couriers and addition of new couriers and improved methods of retrieval of criminal records has the potential to lower the product costs. The Company believes that there are enhancements planned in these specific areas once the new software is completed, that will positively impact turnaround and ultimately benefit customers, as well as positively impact efficiencies in this area. See "Liquidity and Capital Resources" below in this Item for further discussion. Costs associated with the criminal history product line represent the bulk of this expense category.

     There were decreases in the expense categories of marketing, software development and general and administrative when expressed as a percentage of total net revenues. As Avert has become more departmentalized internally, there have been some reclassifications from general and administrative categories to the other various departments in areas such as telephone, office supplies and postage. Detail won't be provided on these reclassifications, but a brief explanation of expense category variances follow.

     There is a continued on-going marketing campaign designed to target lead generation, marketing communication and market development for both current customers and new customers, via both independent sales representatives and in-house marketing personnel. This expense increased from .9% of total net revenues in the second quarter 1996 to approximately 1.3% in the second quarter 1997. Due to a decrease in the number of trade shows Avert is attending, there was a decrease in trade show expenses in the second quarter 1997 as compared to the second quarter 1996. The Company believes that lead generation can be performed more effectively using other methods.

     Though, as predicted, there have been a number of increased expenses within software development resulting from the software conversion project in which Avert is currently involved, the overall decrease in software development expenses as a percentage of total net revenues in the three month period ended June 30, 1997 as compared to the three month period ended June 30, 1996. The Company also capitalizes certain software development costs associated with the further development of its internal software system used in revenue generation. The majority of these development costs are paid to third parties. See "Liquidity and Capital Resources" below in this Item for further discussion. The depreciation and amortization expenses have increased from second quarter 1996 to second quarter 1997 as a percentage of total net revenues due to the fact that substantial computer hardware purchases were required for the computer software project Avert has undertaken. In addition, Phase I of the software began depreciation in the second quarter 1997 resulting in a $41,600 increase in software depreciation in second quarter 1997 over second quarter 1996. Phase II of software depreciation is expected to begin in fourth quarter 1997.

     Slight decreases occurred in the general and administrative expenses in second quarter 1997 as compared to second quarter 1996 as a percentage of sales. This is expected to continue as revenue increases.

     Income taxes varied slightly for the combined federal and state statutory rate of approximately 38% in the second quarter 1996 and approximately 39% in the second quarter 1997, resulting in net income of $270,500 or $.08 per share on 3,418,500 shares for the second three months ended June 30, 1996, as compared to net income of $283,600 or $.08 per share on 3,493,500 shares for the second three months ended June 30, 1997.


Comparison of six months ended June 30, 1997 and June 30, 1996

     Net revenues increased from $3,620,100 for the six month period ended June 30, 1996, to $4,554,400 for the comparable six month period in 1997 or approximately 25.8%. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                                                 Six Months Ended               Six Months Ended
                                                   June 30, 1997                  June 30, 1996             Percent of
                                             ---------------------         ------------------------          Increase
                                             Revenues     % total          Revenues         % total         (Decrease)
                                             --------     -------          --------         -------         ----------
Products:
  Workers compensation histories ........    $  596,200     13.1%       $  610,200          16.9%            (2.3)%
  Criminal history reports ..............    $2,265,500     49.7%       $1,868,700          51.6%            21.2%
  Previous employment reports/ ..........    $  523,200     11.5%       $  398,900          11.0%            31.2%
     credit reports
  Motor vehicle driving records .........    $  522,400     11.5%       $  448,100          12.4%            16.6%
  Other products ........................    $  223,600      4.9%       $  256,100           7.1%           (12.7)%

Interest income .........................    $  154,400      3.4%       $  161,000           4.4%            (4.1)%

         NET REVENUES ...................    $4,554,400                 $3,620,100                            25.8%

     Moderate to strong growth in sales of most all of the Company's products continued during the first six months of 1997 with the biggest exception being workers' compensation reports. Although sales of workers' compensation histories actually decreased approximately 2.3% from the six month period ended June 30, 1996 to the same six month period in 1997, it is still the second largest product line representing $596,200 for six months of 1997 and $610,200 for six months of 1996. The Company believes that it will continue to decrease as a percentage of total revenues, though still a viable product.

     Moderate growth of approximately 21.2% continued in the criminal history product line representing approximately 49.7% of net revenues in the first six month period of 1997 as compared to approximately 51.6% of net revenues in the first six month period of 1996. Criminal history reports continues to represent the most net revenues, representing $2,265,500 in the first six month period of 1997 as compared to $1,868,700 in the first six month period of 1996.

     The strongest growth occurred in the area of previous employment and credit reports representing an approximate 31.2% growth from the six month period ended June 30 1996 to the six month period ended June 30 1997. These products accounted for approximately 11.5% of net revenues in the six months ended June 30, 1997 as compared to approximately 11.0% of net revenues in the same period in 1996.

     Other products experienced an approximate 12.7% decline in revenues, consisting primarily of a reduction in sales from employee application forms, though only representing approximately 4.9% of total net revenues in the first six month period of 1997 as compared to approximately 7.1% of total net revenues in the same period of 1996.

     Income before income taxes increased from $744,800 in the six month period ended June 30, 1996 to $875,600 in the six month period ended June 30, 1997 or approximately 17.6% and represented approximately 19.2% of net revenues in the first six months of 1997 compared to approximately 20.6% in the first six months of 1996.

     Total expenses increased from $2,875,300 for the six month period ended June 30, 1996 to $3,678,800 for the comparable period in 1997. A breakdown in expenses is as follows:

                                                      Six Months Ended                 Six Months Ended         Increase (Decrease)
                                                       June 30, 1997                     June 30, 1996            % of Revenues
                                                 -------------------------         -------------------------    ------------------
                                                 Expense       % of Revenue        Expense       % of Revenue     1996 over 1995
                                                 -------       ------------        -------       ------------   ------------------

Search and product ...................         $1,946,000           42.7%       $1,492,400           41.2%             1.5%
Marketing ............................            736,400           16.2           610,100           16.9             (0.7)
General and administration ...........            618,800           13.6           515,400           14.2             (0.6)
Software development .................            199,800            4.4           176,900            4.9             (0.5)
Depreciation and amortization ........            177,800            3.9            80,500            2.2              1.7
                                               ----------         ------        ----------         ------            -----


         Expenses ....................         $3,678,800           80.8%       $2,875,300           79.4%             1.4%
                                               ==========         =======       ==========         =======           ======


     Total expenses remained relatively stable as a percentage of total net revenues in the first six month period of 1997 as compared to the first six month period of 1996. There were some reclassifications from general and administrative categories to the other various departments in areas such as telephone, office supplies, and postage. Explanations of other variances follow.

     Search and product costs increased slightly resulting from the large proportion of criminal history reports in Avert's product mix. The decrease in Marketing expenses in the six month period ended June 30, 1997 over the six month period ended June 30, 1996 resulted primarily from a decrease in lead generation costs and trade show expenses. The slight decrease in general and administrative expenses in the first six month period ended June 30, 1997 as compared to the same period in 1996 resulted from a reduction in underwriter consulting expenses. Due to the development of new software used in revenue generation activities and increased computer hardware costs associated with this software, depreciation and amortization expenses have increased approximately 1.7% of total net revenues from the six month period ended June 30, 1996 to the six month period ended June 30, 1997. Phase I of the software began depreciating in the second quarter 1997 and with Phase II software depreciation expected to begin in fourth quarter 1997.

     Income taxes varied slightly for the combined federal and state statutory rate of approximately 38% in the first six months of 1996 and approximately 39% in the first six months of 1997. This resulted in an increase of net income of $461,500 or $.13 per share on 3,427,800 shares for the six months ended June 30, 1996, to net income of $532,300 or $.15 per share on 3,466,300 shares for the six months ended June 30, 1997.

Liquidity and Capital Resources

     The Company's financial position at June 30 , 1997 remained strong with working capital at that date of $6,506,400 compared to $6,174,900 at December 31,1996. Cash and cash equivalents and marketable securities at June 30, 1997 were $5,720,700 and increased from $5,576,700 at December 31, 1996. Net cash provided from operations for the six month period ended June 30, 1997 was $711,900 and consisted primarily of net income of $532,300 plus $177,800 in depreciation, a $115,600 increase in accounts payable, a $371,000 increase in accounts receivable, and a $346,200 increase in accrued expenses. The Company had capital expenditures of $909,400 for the six month period ended June 30, 1997 as compared to $720,100 for the six months ended June 30, 1996. The majority of the capital expenditures during the six months ended June 30, 1997 was attributable to the development of new software and upgrade of existing software and hardware. The Company expects to spend up to $1.5 million in connection with this project. The majority of these are costs paid to independent consultants. The Company expects the new software and upgrade of its existing software to allow the Company to: (1) manage its higher volume with a lower cost per transaction; (2) introduce new products and services at a much quicker pace; (3) directly integrate the Company's information technology systems with strategic partners, suppliers, and large customers; and (4) maintain the Company's competitive position and provide leading edge, but safe and proven, technology for its customers. Development and upgrade of the software will be financed by available cash derived from past or continued operations. Development and upgrading of the software presently is expected to be complete in late 1997 with scheduled software releases occurring prior to that time. In addition, April 30, 1997, there was $530,800 attributable to the exercise of warrants, which represented 88,125 shares of common stock.

                           PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings

               NONE

ITEM 4.   Submission of Matters to a Vote of Security Holders

     On June 11, 1997, the Company held an annual meeting of stockholders. The following table sets forth certain information relating to each matter voted upon at the meeting.

                                                                              Votes
                                                  ------------------------------------------------------------------
                                                                                     Withheld/              Broker
Matters Voted Upon                                   For              Against        Abstain               Non-Votes
------------------                                   ---              -------        ---------             ---------
Election of Directors:

         Dean A. Suposs                            2,877,119                          29,603
         D. Michael Vaughan                        2,877,319                          29,403
         Stephen C. Fienhold                       2,877,319                          29,403
         Stephen D. Joyce                          2,876,319                          30,403

Ratification of the selection of
Hein + Associates LLP as independent               2,829,027            48,640        13,055
Auditors for 1997

Amendment to the Avert, Inc. 1994 Stock
Incentive Plan to increase the number of
Shares of the Company's Common Stock               2,525,360           271,166        74,996
To 525,000 shares


ITEM 6.   Exhibits and Reports on Form 8-K

               (a)  NONE

               (b)  Reports on Form 8-K

                    The  registrant  filed  the  following  reports  on Form 8-K during the first quarter ended June 30, 1997:

               (i) Form 8-K dated April 14, 1997, announcing fourth quarter and year end 1996 results
               (ii) Form 8-K dated April 14,  1997,  announcing  termination  of agreement with Ameritech
               (iii)Form 8-K  dated  April 14,  1997,  announcing  adherence  to warrant expiration date
               (iv) Form 8-K dated May 14 1997, announcing  first  quarter  1997 results
               (v) Form 8-K dated June 19, 1997, announcing results of annual meeting

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AVERT, INC.


DATE:  August 8, 1997                 BY:/s/ Dean A. Suposs
                                         ---------------------------------------
                                         Dean A. Suposs, President



DATE:  August 8, 1997                 BY:/s/ Jamie M. Burgat
                                         ---------------------------------------
                                          Jamie M. Burgat, Vice President of
                                          Operations and Chief Financial Officer