Form 10QSB
period 1997-09-30
AVERT INC
filed 1997-11-13
CIK 920909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

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

                        [X] Yes       [ ] No

     As of November 12, 1997 the issuer had 3,488,125 shares of Common Stock, no par value, outstanding.

     Transitional Small Business Disclosure Format.
                        [ ] Yes       [X] No

Form 10-QSB
Quarter Ended September 30, 1997


                                      INDEX


                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

      ITEM 1.  Financial statements

               Unaudited balance sheets.............................           3

               Unaudited statements of income.......................           4

               Unaudited statements of cash flows...................           5

               Notes to unaudited financial statements..............           6

      ITEM 2.  Management's Discussion and Analysis or

               Plan of Operations...................................           7


PART II - OTHER INFORMATION

      ITEMS 1, 2, 3, 4, and 5  Not applicable
      ITEM 6........................................................          12

      Signatures....................................................          13

                         PART I - FINANCIAL INFORMATION
                                   AVERT, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                                           1997           1996
                                                                                       ------------    -----------
                                                                                        (unaudited)
Current assets:
         Cash and cash equivalents .................................................   $ 1,125,100   $   360,300
         Marketable securities .....................................................     5,288,000     5,576,700
         Accounts receivable, net of allowance .....................................     1,279,100       787,900
         Prepaid expenses and other ................................................       166,500       159,000
                                                                                       -----------   -----------
                  Total current assets .............................................   $ 7,858,700     6,883,900

Property and equipment, net ........................................................     3,351,500     2,510,900
                                                                                       -----------   -----------

Total assets .......................................................................   $11,210,200   $ 9,394,800
                                                                                       ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable ..........................................................   $   463,600   $   464,400
         Accrued expenses ..........................................................       583,400       224,600
         Deferred revenue ..........................................................        67,200        20,000
                                                                                       -----------   -----------
                  Total current liabilities ........................................     1,114,200       709,000

Shareholders' equity:
         Preferred shares, no par value; authorized
           1,000,000 shares; none outstanding ......................................          --            --
         Common stock, no par value; authorized
           9,000,000 shares; 3,488,125, and 3,446,988
           shares issued and outstanding respectively ..............................     5,276,200     4,745,500
         Retained earnings .........................................................     4,819,800     3,940,300
                                                                                       -----------   -----------
                  Total shareholders' equity .......................................    10,096,000     8,685,800
                                                                                       -----------   -----------

Total liabilities and shareholders' equity .........................................   $11,210,200   $ 9,394,800
                                                                                       ===========   ===========


               See accompanying notes to the financial statements.

                                   AVERT, INC.
                              STATEMENTS OF INCOME
                                   (unaudited)

                                                            Three Months Ended               Nine Months Ended
                                                                 Sept 30,                       Sept 30,
                                                       --------------------------      ---------------------------
                                                          1997            1996            1997             1996
                                                          ----            ----            ----             ----
Net revenues:
         Search and product fees ................     $ 2,410,500     $ 2,054,900     $ 6,772,300      $ 5,466,800
         Interest and other income ..............         113,900         158,900         306,500          367,100
                                                      -----------     -----------     -----------      -----------
                                                        2,524,400       2,213,800     $ 7,078,800      $ 5,833,900
Expenses:
         Search and product costs ...............       1,104,800         892,700       3,050,900        2,385,100
         Marketing ..............................         325,200         374,100       1,061,600          984,300
         General and administrative .............         327,500         259,400         945,400          774,700
         Software development ...................          81,700          91,500         281,500          268,400
         Depreciation and amortization ..........         113,200          50,100         291,700          130,600
                                                      -----------     -----------     -----------      -----------
                                                        1,952,400       1,667,800       5,631,100      $ 4,543,100
                                                      -----------     -----------     -----------      -----------

Income before income taxes ......................         572,000         546,000       1,447,700        1,290,800

         Income tax expense .....................        (224,900)       (207,900)       (568,300)        (491,100)
                                                      -----------     -----------     -----------      -----------
Net income ......................................     $   347,100     $   338,100     $   879,400          799,700
                                                      ===========     ===========     ===========      ===========
Net income per common share .....................     $       .10     $       .10     $       .25      $       .23
                                                      ===========     ===========     ===========      ===========
Weighted average common
         shares outstanding .....................       3,502,758       3,422,797       3,574,525        3,423,893
                                                      ===========     ===========     ===========      ===========


               See accompanying notes to the financial statements.

                                   AVERT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                      NINE MONTHS ENDED SEPTEMBER 30
                                                                      ------------------------------
                                                                            1997           1996
                                                                            ----           ----
Cash Flows From Operating Activities:
    Net income .....................................................   $   879,400    $   799,700
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization .............................       291,700        130,600
         Bad debt expense ..........................................        19,500         22,500
         (Increase)/decrease in marketable securities and
                  other gains ......................................       288,700        (76,600)
         Changes in operating assets and liabilities:
              Accounts receivable ..................................      (510,700)      (417,500)
              Prepaid expenses and other current assets ............        (7,500)        90,200
              Other assets .........................................          --            3,200
              Accounts payable .....................................          (800)       (48,400)
              Accrued expenses .....................................       239,000        (36,900)
              Income taxes payable .................................       119,700        125,600
              Deferred revenue and deposits ........................        47,200         (5,600)
                                                                        ----------      ---------

         Net cash provided by operating activities .................   $ 1,366,200    $   586,800

Cash Flows from Investing Activities:
     Additions to furniture and equipment ..........................    (1,132,200)      (877,500)
     Proceeds from sale of furniture and equipment .................          --          542,700
                                                                        ----------      ---------
           Net cash used in investing activities ...................    (1,132,200)      (334,800)
                                                                        ----------      ---------
Cash Flows from Financing Activities:
         Purchase of Treasury Stock ................................          --         (168,200)
                     Warrants exercised ............................       530,800            --
                                                                        ----------      ---------

           Net cash provided by (used in) financing activities .....       530,800       (168,200)

Increase/(Decrease) in Cash and Cash Equivalents ...................       764,800         83,800

Cash and Cash Equivalents, beginning of period .....................       360,300        159,700
                                                                        ----------      ---------
Cash and Cash Equivalents, end of period ...........................   $ 1,125,200    $   243,500
                                                                        ==========      =========

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

     The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1997. The Company believes that the three month report filed on Form 10-QSB is representative of its financial position, its results of operations and its cash flows as of and for the periods ended September 30, 1997 and 1996 covered thereby.

     Impact of recently issued accounting standards. Statement of Financial Accounting Standards 128, "Earnings per Share" and Statement of Financial Accounting Standards 129 "Disclosure of Information About an Entity's Capital Structure". Statement 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion 15 "Earnings per Share". Statement 128 provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Statement 129 establishes standards for disclosing information about an entity's capital structure. Statements 128 and 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

     Statement of Financial Accounting Standards 130. "Reporting Comprehensive Income" and Statement of Financial Accounting Standards 131 "Disclosures About Segments of an Enterprise and Related Information". Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. Statement 131 supersedes Statement of Financial Accounting Standards 14 "Financial Reporting for Segments of a Business Enterprise". Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations

Comparison of quarters ended September 30, 1997 and September 30, 1996

     Total net revenues increased from $2,213,800 for the three month period ended September 30, 1996 to $2,524,400 for the comparable three month period in 1997, or approximately 14.0%. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                                               Three Months Ended               Three Months Ended
                                               September  30, 1997              September 30, 1996           Percent of
                                             -----------------------        --------------------------        Increase
                                              Revenues        % total        Revenues          % total       (Decrease)
                                              --------        -------        --------          -------        --------
Products:
  Workers compensation histories ........    $  297,600        11.8%       $  354,600           16.0%          (16.1)%
  Criminal history reports ..............    $1,270,200        50.3%       $1,114,200           50.3%           14.0%
  Previous employment reports/
     credit reports .....................    $  329,500        13.1%       $  246,400           11.1%           33.7%
  Motor vehicle driving records .........    $  251,300        10.0%       $  256,700           11.6%           (2.1)%
  Other products ........................    $  123,200         4.9%       $  111,100            5.0%           10.9%
Services ................................    $  141,600         5.6%       $   79,100            3.6%           79.0%

Interest income .........................    $   80,100         3.2%       $   76,700            3.5%            4.4%

         NET REVENUES ...................    $2,524,400                    $2,213,800                           14.0%


     In total dollars, criminal history reports continues to contribute the most net revenues or any product, representing $1,270,200 in net revenues in the three month period ended September 30, 1997, as compared to $1,114,200 in the three month period ended September 30, 1996. The criminal history reports product line accounted for approximately 50% of total net revenues in the third quarter 1997, and approximately the same percentage of total net revenues in the third quarter 1996, and represents a 14% growth. The Company believes there is an on-going nationwide trend to check prospective employees' criminal records and it continues to focus on obtaining the quickest, most accurate data available.

     Workers' compensation histories is no longer our second largest product line in terms of revenues, and has continued to decline as a percentage of net revenues as previously predicted. In third quarter 1997, workers' compensation reports represented 11.8% of net revenues, or $297,600 as compared to 16.0% of net revenues in third quarter 1996, or $354,600. The Company believes it will continue to decrease as a percentage of total net revenues, though still a viable product.

     The largest product growth of approximately 33.7% continues to be in the area of Previous Employment/Credit. This product represented $329,500 in the third quarter 1997, compared to $246,400 in the third quarter 1996. This product has moved into the second largest product line position, representing 13.1% of total net revenues in the third quarter 1997, as compared to approximately 11.1% of total net revenues in the third quarter 1996. Both products making up this category are quick turnaround products, considered attractive to customers.

     Net revenue growth was flat in the area of motor vehicle driving records, representing approximately 10.6% of total net revenues in the third three month period of 1997, as compared to 11.6% of total net revenues in the same period of 1996. The revenue generated in third quarter of 1997 was $251,300, and $256,700 in third quarter of 1996.

     Steady growth occurred in the "Services" area, increasing from approximately 3.6% of total net revenues in third quarter 1996 to approximately 5.6% of total net revenues in third quarter 1997. This increase is attributable to increased number of customer setups and Avert Advantage membership, first implemented in July, 1996. In addition, Avert continues to develop special services, allowing for customer customization. This section represents $141,600 in revenues in the three month period ended September 30, 1997 as compared to $79,100 in the three month period ended September 30, 1996.

     Total expenses increased from $1,667,800 for the three month period ended September 30, 1996 to $1,952,400 for the comparable period in 1997 or approximately 17.0% A breakdown in expenses is as follows:

                                                      Three Months Ended               Three Months Ended      Increase (Decrease)
                                                      September 30, 1997               September 30, 1996        % of Revenues
                                                   -------------------------        -------------------------   ---------------
                                                   Expenses      % of Revenue       Expenses     % of Revenue   1997 over 1996
                                                   --------      ------------       --------     ------------   --------------
Search and product ......................         $1,104,800       43.8%         $  892,700         40.3%        3.5%
Marketing ...............................            325,200       12.9             374,100         16.9        (4.0)
General and administrative ..............            327,500       13.0             259,400         11.7         1.3
Software development ....................             81,700        3.2              91,500          4.1        (0.9)
Depreciation and amortization ...........            113,200        4.4              50,100          2.3         2.1
                                                  ----------       ----          ----------         ----         ---
         Expenses .......................         $1,952,400       77.3%         $1,667,800         75.3%        2.0%
                                                  ==========       ====          ==========         ====         ===

     Search and product fees increased from approximately 40.3% of total net revenues for third quarter 1996 to 43.8% of total net revenues for third quarter 1997. With criminal history reports representing a large portion of our product mix, the Company has experienced an increase in state and county fees required for report retrieval. In addition, there is a continued belief that the development of existing couriers and addition of new couriers and improved methods of retrieval of criminal records has the potential to lower the product costs. The Company believes that there are enhancements planned in these specific areas once the new software is completed, that will positively impact turnaround and ultimately benefit customers, as well as positively impact efficiencies in this area. See "Liquidity and Capital Resources" below in this Item for further discussion. Costs associated with the criminal history product line represent the bulk of this expense category.

     In addition, there was an increase in the product costs, (specifically labor), associated with the Previous Employer Verification product line growth in third quarter 1997, as compared to third quarter 1996. This product is very labor intensive, which is considered to be a reason that it is an attractive product for outsourcing to Avert by its customers.

     There was a decrease in marketing expenses when expressed as a percentage of total net revenues. A large portion of the decrease resulted from the elimination of outside sales representatives and a re-alignment of in-house personnel. The department has been revamped to enable more focus on new customer sales via telemarketing, on-going account management, and successful implementation of a pilot process designed to accommodate large companies new to Avert.

     There is a continued on-going marketing campaign designed to target lead generation, marketing communication and market development for both current customers and new customers. Due to a decrease in the number of trade shows Avert is attending, there was a decrease in trade show expenses in the third quarter 1997 as compared to the third quarter 1996. The Company continues to believe that lead generation can be performed more effectively using other methods.

     There was a small decrease in software development expenses, both as a percentage of total net revenues, and in total dollars, in the three month period ended September30, 1997 as compared to the three month period ended September 30, 1996. The Company also capitalizes certain software development costs associated with the further development of its internal software system used in revenue generation. The majority of these development costs are paid to third parties. See "Liquidity and Capital Resources" below in this Item for further discussion. The depreciation and amortization expenses have increased from third quarter 1996 to third quarter 1997 as a percentage of total net revenues, due to the fact that substantial computer hardware purchases were required for the computer software project Avert has undertaken. In addition, Phase I of the software began depreciation in the second quarter 1997 resulting in a $43,600 increase in software depreciation in third quarter 1997 over third quarter 1996. Phase II of software depreciation was originally expected to begin in fourth quarter 1997, but has been postponed until first quarter of 1998.

     Income before income taxes increased from $572,000 in third quarter 1996 to $546,000 in third quarter 1997, or approximately 4.8% and represented approximately 22.7% of total net revenues in 1997 compared to approximately 24.7% in 1996.

     Income taxes varied slightly for the combined federal and state statutory rate of approximately 38.1% in the third quarter 1996 and approximately 39.3% in the third quarter 1997, resulting in net income of $338,100 or $.10 per share on 3,422,797 shares for the third three months ended September 30, 1996, as compared to net income of $347,100 or $.10 per share on 3,502,758 shares for the third three months ended September 30, 1997.


Comparison of nine months ended September 30, 1997 and September 30, 1996

     Net revenues increased from $5,833,900 for the nine month period ended September 30, 1996, to $7,078,800 for the comparable nine month period in 1997 or approximately 21.3%. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                                                 Nine Months Ended                Nine Months Ended
                                                 September 30, 1997              September 30, 1996         Percent of
                                               -----------------------       ------------------------        Increase
                                               Revenues       % total        Revenues        % total        (Decrease)
                                               --------       -------        --------        -------         --------
Products:
  Workers compensation histories ........    $  893,900        12.6%      $  964,800          16.5%          (7.4)%
  Criminal history reports ..............    $3,535,700        49.9%      $2,982,900          51.1%          18.5%
  Previous employment reports/ ..........    $  852,700        12.0%      $  645,200          11.1%          32.2%
     credit reports
  Motor vehicle driving records .........    $  773,700        10.9%      $  704,800          12.1%           9.8%
  Other products ........................    $  346,800         4.9%      $  320,100           5.5%           8.3%

Interest income .........................    $  234,400         3.3%      $  237,700           4.1%          (1.4)%


         NET REVENUES ...................    $7,078,800                   $5,833,900                         21.3%

     Moderate to strong growth in sales of most all of the Company's products continued during the first nine months of 1997 with the biggest exception being workers' compensation reports. As predicted, sales of workers' compensation histories actually decreased approximately 7.4% from the nine month period ended September 30, 1996 to the same nine month period in 1997. However, it is still the second largest product line representing $893,900 for nine months of 1997 and $964,800 for nine months of 1996. The Company believes that it will continue to decrease as a percentage of total revenues.

     Growth of approximately 18.5% continued in the criminal history product line representing approximately 49.9% of net revenues in the first nine month period of 1997 as compared to approximately 51.1% of net revenues in the first nine month period of 1996. Criminal history reports continues to represent the most net revenues, representing $3,535,700 in the first nine month period of 1997 as compared to $2,982,900 in the first nine month period of 1996.

     The strongest growth occurred in the area of previous employment and credit reports representing an approximate 32.2% growth from the nine month period ended September 30 1996 to the nine month period ended September 30 1997. These products accounted for approximately 12.9% of net revenues in the nine months ended September 30, 1997 as compared to approximately 11.1% of net revenues in the same period in 1996.

     Other products experienced moderate growth in revenues, representing approximately 4.9% of total net revenues, and $346,800 in the first nine month period of 1997 as compared to approximately 5.5% of total net revenues, and $320,100 in the same period of 1996.

     Total expenses increased from $4,543,100 for the nine month period ended September 30, 1996 to $5,631,100 for the comparable period in 1997. A breakdown in expenses is as follows:

                                                        Nine Months Ended                Nine Months Ended       Increase (Decrease)
                                                        September 30, 1997              September 30, 1996          % of Revenues
                                                   -----------------------------    --------------------------    ----------------
                                                      Expense       % of Revenue     Expense      % of Revenue    1996 over 1995

Search and product .......................         $3,050,900           43.1%       $2,385,100         40.9%            2.2%
Marketing ................................          1,061,600           15.0           984,300         16.9            (1.9)
General and administration ...............            945,400           13.4           774,700         13.3             0.1
Software development .....................            281,500            4.0           268,400          4.6            (0.6)
Depreciation and amortization ............            291,700            4.1           130,600          2.2             1.9
                                                   ----------           ----        ----------         ----             ---

         Expenses ........................         $5,631,100           79.6%       $4,543,100         77.9%            1.7%
                                                   ==========           ====        ==========         ====             ===

     Total expenses remained relatively stable, increasing approximately 1.7% as a percentage of total net revenues, in the first nine month period of 1997 as compared to the first nine month period of 1996.

     Search and product costs increased approximately 2.2% of total net revenues resulting from the large proportion of criminal history reports, and a substantial increase in previous employment verifications. The decrease in Marketing expenses in the nine month period ended September 30, 1997 over the nine month period ended September 30, 1996 resulted primarily from a decrease in monies spent for outside sales representatives, lead generation costs and trade show expenses. Due to the development of new software used in revenue generation activities and increased computer hardware costs associated with this software, depreciation and amortization expenses have increased approximately 1.9% of total net revenues from the nine month period ended September 30, 1996 to the nine month period ended September 30, 1997. Phase I of the software began depreciating in the second quarter 1997 and with Phase II software depreciation expected to begin in first quarter 1998.

     Income before income taxes increased from $1,290,800 in the nine month period ended September 30, 1996, to $1,447,700 in the nine month period ended September 30, 1997, or approximately 12.2% and represented approximately 20.5% of net revenues in the first nine months of 1997 compared to approximately 22.13% in the first nine months of 1996.

     Income taxes varied slightly for the combined federal and state statutory rate of approximately 38% in the first nine months of 1996 and approximately 39.3% in the first nine months of 1997. This resulted in an increase of net income of $799,700 or $.23 per share on 3,423,893 shares for the nine months ended September 30, 1996, to net income of $879,400 or $.25 per share on 3,574,525 shares for the nine months ended September 30, 1997.


Liquidity and Capital Resources

     The Company's financial position at September 30, 1997 remained strong with working capital at that date of $6,743,500 compared to $6,174,900 at December 31,1996. Cash and cash equivalents and marketable securities at September 30, 1997 were $6,413,100 and increased from $5,576,700 at December 31, 1996. Net cash provided from operations for the nine month period ended September 30, 1997 was $1,366,200 and consisted primarily of net income of $879,400 plus $291,700 in depreciation, a $239,000 increase in accrued expenses, a $510,700 increase in accounts receivable, and a $288,700 decrease in marketable securities. The Company had capital expenditures of $1,132,200 for the nine month period ended September 30, 1997 as compared to $877,500 for the nine months ended September 30, 1996. The majority of the capital expenditures during the nine months ended September 30, 1997 is attributable to the development of new software and upgrade of existing software and hardware. The Company has completed Phase I, the on-line internet ordering system, which integrates all partners, resellers, and customers on to a common Oracle web server based environment. Phase II of the project involving internal process improvements, originally scheduled to be completed in fourth quarter 1997, has been postponed to first quarter 1998. The budget impact of the postponement is approximately an increase from $1.5 million originally estimated, to approximately $1.6 million. The majority of these are costs paid to independent consultants. The Company expects the new software and upgrade of its existing software to allow the Company to: (1) manage its higher volume with a lower cost per transaction; (2) introduce new products and services at a much quicker pace; (3) directly integrate the Company's information technology systems with strategic partners, suppliers, and large customers; and (4) maintain the Company's competitive position and provide leading edge, but safe and proven, technology for its customers. Development and upgrade of the software will be financed by available cash derived from past or continued operations. Development and upgrading of the software presently is expected to be complete in early 1998 with scheduled software releases occurring prior to that time. In addition, April 30, 1997, there was $530,800 attributable to the exercise of warrants, which represented 88,125 shares of common stock.

                          PART II - OTHER INFORMATION -


ITEM 1.   Legal Proceedings

          NONE

ITEM 2.   Changes in Securities

          NONE

ITEM 3.   Defaults Upon Senior Securities

          NONE

ITEM 4.   Submission of Matters to a Vote of Security Holders

          NONE

ITEM 5.   Other Information

          NONE

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)     NONE

          (b)     Reports on Form 8-K

                  The registrant filed the following report on Form 8-K during the third quarter ended September 30, 1997:

                  Form 8-K dated September 3, 1997, announcing second quarter 1997 results.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AVERT, INC.


DATE:  November 12, 1997              BY: /s/ Dean A. Suposs
                                          --------------------------------------
                                          Dean A. Suposs, President



DATE:  November 12, 1997              BY: /s/ Jamie M. Burgat
                                          --------------------------------------
                                          Jamie M. Burgat, Vice President of
                                          Operations and Chief Financial Officer