Form 10KSB
period 1997-12-31
AVERT INC
filed 1998-03-30
CIK 920909

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR

THE TRANSITION PERIOD FROM          TO
                           --------    ---------
                         Commission File Number 0-23952
                                   AVERT, INC.
                 (Name of small business issuer in its charter)

           COLORADO                                     84-1028716
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                   301 REMINGTON, FORT COLLINS, COLORADO 80524
               (Address of principal executive offices0 (Zip Code)

         Issuer's telephone number, including area code: (970) 484-7722


       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: None
         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                           COMMON STOCK, No Par Value
                           --------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]    No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form KSB. [ ]

     The issuer's revenues for the year ended December 31, 1997 were $9,491,000.

     The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 20, 1998 was $24,227,888.

     As of March 20, 1998, the issuer had outstanding 3,488,125 shares of Common Stock, No par Value, its only class of Common Stock.

                       DOCUMENT INCORPORATED BY REFERENCE

     The following document is incorporated by reference into Part III of this Annual Report on Form 10-KSB: Definitive Proxy Statement for the issuer's 1998 Annual Meeting of Shareholders.

           Transitional Small Business Disclosure Format (Check one):

                            Yes [ ]    No [X]

     This document consists of a total of 60 pages including the Exhibit Index beginning on page 37.

                                     Part I

     "The Company" or "Avert" is used in this report to refer to Avert, Inc. The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to shareholders. Item 1 contains forward-looking statements that are made pursuant to the "safe harbor"
provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to Avert's growth and business strategies, regulatory matters affecting Avert, other plans and objectives of Avert, management for future operations and activities, expansion and growth of Avert's operations and other such matters. The words "believes," "expects," "intends," "strategy," "considers" or "anticipates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 11.

ITEM 1.  Description of Business.

General

     The Company was organized as a Colorado corporation in June 1986 under the name Hire Risk Services Corporation. In May 1987, the Company changed its name to Avert, Inc.

     In June, 1994, the Company completed an initial public offering ("IPO") of Units, each unit consisting of one share of the Company's Common Stock and one Redeemable Warrant. The total net proceeds received by the Company from the IPO and the exercise of the Redeemable Warrants was approximately $4,955,000. The net proceeds are currently intended to be used to acquire other companies, assets, and/or product lines that either complement or expand the Company's existing business. None of the net proceeds has been expended to date. For additional information concerning the IPO, see "Market for Common Equity" and related Stockholder Matters, " in Part II, Item 5, below.

     Avert is an information service bureau engaged primarily in the business of verifying job applicant background information for employers. The background checks are made through the use of databases and a national network of couriers (engaged on an independent contractor basis) developed by the Company since its organization in June, 1986. The background information products and services currently provided by the Company consist of: criminal records, workers' compensation histories, driving records, reference checks, credit histories, social security number use, and education and credential validation and employment application forms. During the fourth quarter of 1997, the Company introduced a self screen drug testing kit as a pilot marketing program to it's customers in Colorado. Results will be assessed to determine if the kit will be rolled out nationwide.

     The Company believes that employers increasingly are realizing the benefits of background checking of employees and verification of employment applications, not only because of the desire to help assure a better quality employee, but also, in some industries, the concern with negligent hiring lawsuits. The Company has approximately 9,640 customers located throughout the United States. During 1997, sales were made in 49 states, and in addition, District of Columbia and Puerto Rico. Approximately 63% of total sales were made in 7 states (Texas, Colorado, Missouri, Oregon, Illinois, Florida, and North Carolina), with Texas sales representing approximately 18% of total sales, and Colorado sales representing approximately 15% of total sales. The Company's business strategy is to accelerate market presence throughout the United States.

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

o    Physically demanding jobs;

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

     The price to Avert's customers of the reports prepared by the Company vary in price from $4.00 to $50.00 per report depending upon the type and location of background check requested by the customer. The reports may be viewed on screen or printed in either Avert's or the customer's offices. The reports remain in a computer file in Avert's host computer system for two years and are available to the customer at no additional cost during that period. New Avert customers are required to pay a $50 set up fee to open an account and to sign a Consumer Report User Agreement ("User Agreement"). If an existing account is inactive for 12 consecutive months, the account will be closed or put on inactive status.

     The Company's computer host system consists of two Digital Equipment Alpha processors with 28 gigabytes of storage configured to operate in a cluster environment. The dual processor cluster provides backup for data and operating integrity. In addition, the Company operates its internet-based customer order entry system with dual processor Micro servers so that it has complete backup of its order entry system.

     During 1996 The Company budgeted approximately $1.5 million to develop new software and upgrade its existing software, of which approximately $450,000 was expended in 1996, and approximately $1,000,000. was expended in 1997. The upgrade is expected to be completed in 1998. The total cost of the upgrade will exceed the $1.5 budget. The amount of the excess is not known at this time. The Company expects the new software and upgrade of its existing software to allow the Company to: (1) manage its higher volume with a lower cost per transaction;
(2) introduce new products and services at a much quicker pace; (3) directly integrate the Company's information technology systems with strategic partners, suppliers, and large customers; and (4) maintain the Company's competitive position and provide leading edge, but safe and proven, technology for its customers.

     As part of the first phase of its software development project, Automated Systems for Applicant Processing (ASAP), the Company introduced AvertNet 1.0 in January of 1997. In November 1997, Avert announced AvertNet 1.4, which was a major upgrade to the AvertNet order entry system that extended Avert's access to a substantial base of customers through the integration with Microsoft's Internet Explorer.

     AvertNet is a Virtual Private Data Network that provides a fully secured and encrypted business environment for Avert's customers to conduct their pre-employment screening transactions over the Internet or through their own internal network environment. AvertNet uses HTML and JAVA scripting to provide Avert customers with a windows style environment.

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

     Products and Services. The Company currently offers the following products and services:

          Criminal Histories--Searches selected geographical areas for the presence of a criminal record. This background information is available statewide from 32 states or from all 3,300 counties in the United States on a county-by-county basis. The remaining 18 states do not have an accessible statewide depository for this type of information. This information is retrieved by Avert through its network courier system, computer access directly into the states and certain counties or, in some instances, by facsimile, mail, and telephone.

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

          Motor Vehicle Driving Reports--Confirms driving records. This background information is retrieved by Avert through a nonaffiliated third party and is available from all 50 states, all Canadian provinces, and Puerto Rico. This same information could be obtained directly by the Company from the source or from other nonaffiliated third parties. These reports and the credit reports discussed below are the only two products for which Avert serves as a broker.

          Credit Link--Confirms certain credit information. This background information is a special form of a common "credit report" designed for employment purposes only. The report complies with current provisions of the Fair Credit Reporting Act, as amended ("FCRA"). See "Government Regulation" below in this Item 1. Avert serves as a broker for this information for all three of the major credit bureaus (Equifax, TRW and TransUnion) and retrieves the information from these credit bureaus through software purchased by Avert from a nonaffiliated third party. Avert customers may order any combination of the three credit bureaus.

          Name Link--Reports use of a social security number. This product or service identifies names associated with a social security number and, in some cases, addresses used by those persons. This information is obtained from insurance records, credit records and death records accessed through Avert's database.

          Employment Application Forms--These employment forms have been developed by Avert and, in Avert's judgment, if used properly by employers, comply with current provisions of the ADA and Title VII requirements. The forms contain a universal release form for those states which require an applicant's signature and include the required IRS Form W-4 and the Department of Justice Employment Eligibility Verification (I-9). The forms also include an affirmative action questionnaire and a conditional job offer form. All forms have been updated to ensure compliance with the new Fair Credit Reporting Act requirements. The application portion of the form sets forth the questions in a manner which, together with company policy, will permit an employer to conduct a background search.

          Test-cup - OnTrak TesTcup5 is a resale product contracted from Roche Diagnostic Systems. Test-cup provides an integrated collection and testing device for easy, quick, safe, and affordable on-site drug testing.

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

     In July 1996, the Company began offering customers the Avert Advantage customer subscription service. This service provides instant access to hiring process information. Advantage customers also receive a discount based on the number of months they have been a customer. A $10.00 monthly fee is collected for each Advantage customer. The Company has obtained approximately 2,025 such customers through December 31, 1997.

Business Strategy

     Avert's primary objective is to position the Company as one of the highest quality, most innovative background checking companies in the United States and ultimately to expand into the international market. The basic elements of Avert's strategies are as follows:

o Accelerated Market Presence. Avert intends to continue the acceleration of its market presence throughout the United States by further expanding and refining sales and marketing techniques used by it over the past several years, including: (1) face-to-face selling with prospective customers, primarily larger companies; (2) in-house telemarketing to existing customers and to prospective customers who have shown an interest in purchasing Avert's products and services; (3) independent resellers; (4) public relations; (5) participation in trade shows and seminars; (6) advertising in trade publications; (7) maintaining a web page on the Internet; and (8) mailing of quarterly news releases to existing customers and to prospective customers. See "Marketing and Sales" below in this Item 1.

o Development of New Revenue. As a general matter, many of Avert's products and services have been developed and added to the Company's product line as a result of requests or suggestions from existing or prospective customers. For this reason, the Company will continue to listen to its customers or prospective customers for new product and service ideas. In addition, the Company intends to develop new or additional revenue from: (1) repackaging of its existing products, such as packaged pricing and price guaranties;
     (2) development of new products; and (3) enhancement of existing products, including database updates, acquisition of workers' compensation information from additional states, when and if available, and speeding up delivery times. Furthermore, the Company is seeking customer relationships with companies having a large customer base of their own, which can resell Avert's products and services as an add on to their own products. Avert also seeks strategic relationships with companies in other industries. See "Marketing and Sales" below in this Item 1.

o Acquisitions of Other Companies and/or Product Lines. The Company is pursuing the acquisition of other companies, assets and/or product lines that either complement or expand Avert's existing business. Target companies are regional or state background checking companies or companies with complementary products such as drug testing, skills testing or safety and security products. The Company may use cash or stock or a combination of stock and cash to effect any such acquisitions. The Company has had, and will continue to have, discussions from time-to-time with potential acquisition candidates, but no acquisition has been made nor is any considered probable as of the date of this Report. No assurance can be given that the Company will be successful in these efforts.

o Long-term Customer Relationships. The Company is committed to providing quality products and services to its customers. Management believes that the Company's emphasis on building long-term relationships with its customers has played a significant role in Avert's success. Management further believes that these relationships are important not only to generate additional sales from existing customers, but also for customer referrals. A large percentage of the Company's sales have been generated by referrals from customers. The Company intends to continue to (1) send monthly newsletters to existing customers, (2) monitor its larger customers daily and (3) contact each of its customers on a regular basis through tele-sales and executive briefings at the Company's headquarters in Fort Collins, Colorado.

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

o Technological. Avert will continue to monitor its computer and delivery systems for enhancements for quality of service to, and ease of use by, Avert customers. The Company is in process of developing new software and upgrading its existing software. See "Products and Services - General," below in this Item 1. A total of approximately $1,000,000 was spent in 1997.

o Ultimate International Market Development. Currently, revenues from international sales are not significant. Although the Company's ultimate goal is to expand internationally, Avert will not do so until it has significantly increased its sales and marketing presence in the United States. International possibilities include Canada, since Canada most closely resembles the United States market, sales to foreign companies hiring Americans and the European market.

Marketing and Sales

     The Company's marketing program consists of direct marketing activities, advertising, exhibitions at trade shows, the Internet, public relations activities and in-house telemarketing. All of the leads generated by these marketing activities are referred to new customer tele-sales representatives for follow-up and, if applicable, obtaining the documentation (including executed User Agreements) needed to open new customer accounts.

     Avert employs a direct marketing model for lead generation, marketing communication and market development. There are 13.5 employees at the companies headquarters in Fort Collins, Colorado, who are involved in marketing activities and are managed by a Director of Marketing and Planning. Additionally, the Company has established a reseller distribution channel to develop and convert leads to sales and to implement territory development programs.

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

     The indirect sales channel includes resellers who value-add to and private label Avert products and independent sales representatives who are paid commissions for selling Avert products. Currently there are approximately 174 resellers.

Customers

     The Company currently has approximately 9,640 customers located throughout the United States. During 1997, sales were made in 49 states, with approximately 63% of total sales having been made in 7 states (Texas, Colorado, Missouri, Oregon, Illinois, Florida, and North Carolina), with Texas sales representing approximately 18% of total sales, and Colorado sales representing approximately 15% of total sales. No single customer of Avert accounted for more than 7.3% of total Avert sales during 1997.

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

     The Consumer Credit Reporting Reform Act (CCRRA) of 1996 amended the FCRA and added new requirements on consumer reporting agencies providing consumer reports for employment purposes. The requirements include: providing customers with a notification of their responsibilities under the FCRA, obtaining certifications from customers that they are performing certain specific actions as required by the FCRA, providing the subject of the report with a free copy of the report if adverse action is taken by an employer based on information in the consumer report, and providing a copy of a Summary of Your Rights under the Fair Credit Reporting Act with each consumer report.

     The CCRRA also placed new requirements on the resale of consumer reports. A consumer reporting agency providing consumer reports to a reseller must now obtain the identify of the end user of the information for each report. In addition, the consumer reporting agency must receive certifications from resellers that their customers are performing the same specific actions as are required of the consumer reporting agency's direct customers, and ensure that reports are being resold only for permissible purposes.

     The FCRA provides that an investigative consumer report may not be prepared on any consumer unless (1) such consumer receives notice thereof in writing not later than three days after the date on which the report was first requested, which must include a statement, among others, that the consumer has the right to request complete disclosure of the nature and scope of the investigation requested. The FCRA further provides that if the consumer requests disclosure of the information, the consumer reporting agency must make such disclosure in writing not later than five days after the date on which the request for disclosure was received. A consumer reporting agency may not be held liable for any violation of the FCRA provisions relating to investigative consumer reports if that agency shows by preponderance of the evidence that at the time of the violation such agency maintained reasonable procedures to assure compliance with those provisions. Of the Company's current products, education/credential confirmations and reference checks are investigative consumer reports for purposes of the FCRA.

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

     To the Company's knowledge, at least eleven states of the 49 states in which the Company sold its products and services during 1997 require consumer reporting agencies, such as the Company, to obtain a license to conduct business within those states. The Company has obtained the necessary licenses in four of those states, and is in process of obtaining licenses in the remaining seven states. In addition, the Company is in process of reviewing the laws of four other states to determine if licensing is required. Though requirements can change, the Company believes that the remaining 36 states do not have a licensing requirement for the Company. Although the Company believes that it will be able to obtain the licenses from the other seven states, the inability to do so could have an adverse impact on the Company's operations. Operation of an unlicensed business is a misdemeanor under the laws of many states generally punishable by fines and/or imprisonment and could be grounds for denial of a license, if required.

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

     The Company has developed and implemented internal policies designed to help ensure that background information retrieved by it concerning a consumer is accurate and that it otherwise complies with the provisions of the FCRA. In addition, each customer of Avert is required to sign a User Agreement, wherein such customer agrees, among other matters, to accept responsibility for using information provided by Avert in accordance with the provisions of the FCRA, the ADA, and all other applicable federal and state laws and regulations including federal and state equal opportunity laws and regulations. Avert also has internal checks in place regarding access and release of such information. Additionally, Avert requires that all employees sign a written acknowledgment covering the proper procedures for handling confidential information.

     Avert is in the process of obtaining errors and omissions insurance tp cover claims by the customers or the subject of reports for alleged inaccurate or misuse of information. Previously, the Company has not had this type of insurance.. To date, the Company has been named as a co-defendant in only three lawsuits alleging violations of the FCRA, all of which have been dismissed by the court.

Competition

     The background checking industry is highly fragmented. The Company faces both direct and indirect competition for its products and services. In addition, many companies perform employee background checking in-house.

     Direct Competition. There are a large number of companies engaged in the sale of one or more of the background checking products sold by the Company, and the Company believes that this number will increase. A significant number of these competitors are small companies operating on a local or regional basis; while some are large companies operating on a national scale. To the Company's knowledge, the background checking portion of the businesses of its larger direct competitors is currently a small portion of their overall operations. Unlike many of its direct competitors, the Company serves as a broker for only two if its products, credit reports and motor vehicle driving records, and obtains the data for the remainder of its products from the source. The Company believes that this helps to give it a competitive advantage as to price. The
Company also believes that it has a competitive advantage over many of its competitors because of the wide variety of products that it can offer to customers, and because of it's newly developed order entry and report retrieval system. Many of the Company's competitors, however, have substantially greater financial and personnel resources than the Company. In addition, it is possible that one or more of the Company's larger direct competitors could expand their background checking product line in the future.

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

Employees

     The Company has a total of 74 employees, of which 12 are part-time and 62 are full-time employees. Of these 74 employees, 13 full-time and one part-time employee are involved in sales and marketing, eight full-time employees and two part-time employee are involved in finance and administration, seven full-time employees are involved in programming/information system and 34 full-time employees and nine part-time employees are involved in data processing/customer service. None of the Company's employees is represented by labor unions or is subject to collective bargaining arrangements. Avert considers its relations with its employees to be good.

Item 2.  Description of Property.

     The Company owns and is sole occupant of an approximate 14,600 square foot office building, located in downtown Fort Collins, Colorado. The building, located on a 29400 square foot parcel of land, was constructed by the Company in March, 1996 at a total cost of approximately $1.2 million. The land and construction costs were paid entirely from internal funds of the Company. No portion of the proceeds of the Company's IPO was used for these purposes.

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

     Possible Acquisitions of Companies and/or Product Lines; Associated Risks. A business strategy of the Company is to use the net proceeds of the IPO and any the exercise of the Redeemable Warrants to acquire other companies, assets and/or product lines that either complement or expand its existing business. Implementation of these strategies could involve a number of risks, including diversion of management time and Company financial resources to increased marketing efforts, review of acquisition candidates and assimilation of the acquired intangible assets. The impact of these strategies on the Company's operations, both long-term and short-term, remains unknown, but because of the foregoing factors, among others, the Company's growth rate for at least the short term could be adversely impacted. In addition, no portion of the net proceeds of the IPO has been allocated for any specific acquisition, and, although the Company has identified and has held, and will continue to hold, discussions from time-to-time with potential acquisition candidates, no acquisition has been made and none is considered probable as of the date of this Report. Accordingly, no assurance can be given that Avert will be successful in acquiring other companies, assets or product lines.

     Government Regulation. The Company is a "consumer reporting agency" within the meaning of the term as used in the FCRA and, therefore, must comply with the various consumer credit disclosure requirements of the FCRA. Willful or negligent noncompliance would result in civil liability to the subjects of reports. Also, the ADA contains pre-employment inquiry and confidentiality restrictions designed to prevent discrimination against individuals with disabilities in the hiring process. Although the Company's business is not directly regulated by the ADA, the use by its customers of certain information sold to them is regulated, both in respect to the type of information and the timing of its use. State laws also impact the Company's business. There are a number of states which have laws similar to the FCRA, and some states which have human rights laws more strict than the ADA. In addition, to the Company's knowledge, at least eleven states require companies engaged in the type of business conducted by the Company to be licensed in order to conduct business within those states. See "Licensing Requirements," below in this section. A large number of states also regulate the type of information which can be made available to the public and/or impose conditions to the release of the information. For example, some state laws prohibit access to certain types of information, such as workers' compensation histories or criminal histories, while others restrict access without a signed release from the subject of the report. In addition, many privacy and consumer advocates and federal regulators have become increasingly concerned with the use of personal information, particularly credit reports. Attempts have been made and will continue to be made by these groups to adopt new or additional federal and state legislation to regulate the use of personal information. Federal and/or state laws relating to access and use of personal information, in particular, and privacy and civil rights, in general, amended or enacted in the future could materially adversely impact Avert's operations.

     Licensing Requirements. To the Company's knowledge, at least eleven states of the 49 states in which the Company sold its products and services during 1997 require consumer reporting agencies, such as the Company, to obtain a license to conduct business within those states. The Company has obtained the necessary licenses in four of those states, and is in process of obtaining licenses in the remaining seven states. In addition, the Company is in process of reviewing the laws of four other states to determine if licensing is required. Though requirements can change, the Company believes that the remaining 36 states do not have a licensing requirement for the Company. Although the Company believes that it will be able to obtain the licenses from the other seven states, the inability to do so could have an adverse impact on the Company's operations.
Operation of an unlicensed business is a misdemeanor under the laws of many states generally punishable by fines and/or imprisonment and could be grounds for denial of a license, if required.

     Legal Considerations. Under general legal concepts and, in some instances, by specific state and federal statute, the Company could be held liable to customers and/or to the subjects of background checking reports prepared by the Company for inaccurate information or misuse of the information. The Company maintains internal policies designed to help ensure that background information retrieved by it is accurate and that it otherwise complies with the provisions of the FCRA. Avert, however, does not currently maintain liability insurance to cover claims by customers or the subjects of reports. The Company has explored the possibility and feasibility of liability insurance for this purpose. The Company intends to continue its efforts to obtain insurance coverage for such claims, and plans to obtain coverage by the end of first quarter 1998. To date, the Company has been named as a co-defendant in three lawsuits alleging violations of the FCRA. All three lawsuits have been dismissed by the court. No assurance can be given that claims made against the Company in the future can be successfully defended. Uninsured losses from claims could adversely impact the operations and financial condition of the Company.

     Reliance on Key Personnel. The success of the Company continues to be dependent upon the efforts of the key personnel of Avert, particularly Dean A. Suposs, its President. The loss of Mr. Suposs' services could have a detrimental effect on the Company. The Company maintains for Avert's benefit a $1 million key man life insurance policy on Mr. Suposs.

     Competition. Avert faces both direct and indirect competition for its products and services. Direct competitors are other background checking companies. Indirect competitors are companies engaged in, among others, drug, aptitude and attitude testing, handwriting analysis, and on-the-job trial employment (employee leasing). The Company believes that there are a large number of direct competitors. A significant number of these competitors are small companies operating on a local or regional basis, while some are large companies operating on a national scale. The Company also believes that there are a number of indirect competitors, with most of them operating on a national basis. Many of the Company's competitors have financial and personnel resources substantially greater than those of the Company. Avert believes that it has a competitive advantage over many of its direct competitors because it has a wider variety of products and services to offer to customers. In addition, Avert believes that it has a price advantage over many of its direct competitors because, unlike these competitors, Avert obtains substantially all of its background information directly from the source rather than through the purchase of information from other companies for resale to its customers. Currently, the information for only three of the Company's ten existing products is purchased from other companies. As more companies enter the market, and if larger, direct competitors place more emphasis on the employment background segment of their operations and/or indirect competitors expand their businesses to include background checking products and services, the competition within the industry could become more intense. Accordingly, no assurance can be given that the Company will be able to continue to compete favorably in this industry.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder  Matters.

     The Company's Common Stock is traded on the NASDAQ National Market under the symbol AVRT and began trading on December 7, 1994. The following table sets forth the high and low sales prices of the Common Stock for the periods indicated as reported by the NASDAQ National Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                 High              Low
                                                 ----              ---
     1996:

         First quarter....................       5-1/4            4-1/8
         Second quarter...................       6-1/2            4-1/8
         Third quarter....................       6-1/8            5-1/8
         Fourth quarter...................       8                5-3/8

     1997:

         First quarter....................       9                5-15/16
         Second quarter...................       8-7/8            6-1/8
         Third quarter....................      10-1/2            8-3/8
         Fourth quarter...................      11-1/8            7-1/2

     There were approximately 223 holders of record (approximately 1,364 beneficial holders) of the Company's Common Stock on March 3, 1998.

     On February 26, 1998, Avert declared a special cash dividend of $.10 per common share payable on March 23, 1998 to shareholders of record on March 16, 1998. No other cash dividends had been paid by the Company since the year ended December 31, 1993. The Company generally intends to retain its earnings to support the operations and growth of its businesses. Any other future cash dividends would depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

     The  following   subparagraphs  set  forth  information  concerning  equity securities sold during 1996 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

     (a) In July 1997, options to purchase a total of 663 shares of the Company's Common Stock were granted under the Amended and Restated Avert, Inc. 1994 Stock Incentive Plan (the "Stock Incentive Plan") to one key employee of the Company. The exercise price for the shares underlying the options is $7.625 per share, for a total exercise price under these options of $5,055.00 The options have a ten-year term and vest at a rate of 20% per year beginning one year after the dates of the respective grants. No underwriter was involved in the transactions, and no sales commissions, fees, or similar compensation were paid to any person in connection with the grant of these options. The Company believes that the grant of the options and the continuing offer of the shares underlying the options was and is exempt from the registration requirements of Section 5 of the Securities Act by virtue of Section 4(2) thereof, as transactions not involving any public offering. More specifically, the optionee is a key employee of the Company and is able to fend for herself with access to information upon which an investment decision can be made.

     (b) During May and June, 1997, options to purchase a total of 3,000 shares (1,000 shares each) of The Company's Common Stock were automatically granted under the Avert, Inc. Non Employee Directors Stock Option Plan to Stephen D. Joyce, D. Michael Vaughan, and Stephen C. Fienhold, three of the Company's directors. The exercise price for the 1,000 shares underlying the options granted to Mr. Joyce is $6.375 per share and the exercise price of the 2,000 shares (1,000 shares each) underlying the options granted to Messrs. Vaughan and Fienhold is $8.00 per share, for a total exercise price under these options of $22,375.00. The options have a five-year term and vest one year after the dates of the respective grants. No underwriter was involved in the transactions, and no sales commissions, fees, or similar compensation were paid to any person in connection with the grant of the options. The Company believes that the grant of the options and the continuing offer of the shares underlying the options was and is exempt from the registration requirements of Section 5 of the Securities Act by virtue of Section 4(2) thereof, as transactions not involving any public offering. More specifically, each of the optionees is a director of the Company and is able to fend for himself with access to information upon which an investment decision can be made.

     On June 29, 1994, the Company completed an IPO of 1,000,000 Units at an initial public offering price of $5.25 per Unit (total gross proceeds of $5,250,000). Each Unit consisted of one share of the Company's Common Stock and one Redeemable Warrant. The IPO was made pursuant to a Registration Statement on Form SB-2 (SEC File No. 33-76726-D) declared effective by the Securities and Exchange Commission on June 22, 1994. Neidiger/Tucker/Bruner, Inc., Denver, Colorado, served as Representative of the Underwriters.

     Two Redeemable Warrants entitled the holder to purchase one share of Common Stock at a price of $6.50 per share. The expiration date of the Redeemable Warrants was initially December 22, 1995, but was extended to April 30, 1996, and further extended to April 30, 1997, at which date they expired. A total of 176,250 Redeemable Warrants were exercised resulting in the issuance of 88,125 shares of Common Stock and receipt of gross proceeds totalling approximately $572,800. The total expenses incurred by the Company for its account in connection with the issuance and distribution of the Units sold in the IPO and pursuant to the exercise of the Redeemable Warrants, including underwriting discounts and commissions, expenses paid to or for the Underwriters and other expenses, were approximately $909,200 ($867,900 for the IPO and $41,300 for the exercise of the Redeemable Warrants). None of such expenses were paid directly or indirectly to directors or officers of the Company or any of their associates, to persons owning 10% or more of any class of security of the Company or to affiliates of the Company. The net proceeds from the IPO and the exercise of the Redeemable Warrants (a total of $4,913,600 ($4,382,100 from the IPO and $531,500 from the exercise of the Redeemable Warrants)) are currently intended to be used to acquire other companies, assets and/or product lines that either complement or expand the Company's existing business. None of the net proceeds has been expended to date.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

     This Item 6 contains forward-looking statements that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to growth in sales, liquidity, Avert expectations regarding new software and software upgrades and related funding, impact of inflation on operations and other such matters. The words "expected," "believes," "expects" or "estimates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company's disclosures under the heading:
"Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 11.

Results of Operations

Comparison of years ended December 31, 1997 and December 31, 1996

     Net revenues increased from $8,032,500 in 1996 to $9,490,800 in 1997 or 18.2%. This increase was primarily due to the continued overall growth of the customer base and, and increased sales on products having quick turnaround, such as referencing checks, credit and name links. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                                                     Year Ended                    Year Ended
                                                  December 31, 1997             December 31, 1996
                                                ----------------------        -----------------------
                                                                % of                           % of           Percent of
                                                Revenues      Revenues        Revenues       Revenues    Increase/(Decrease)
                                                --------      --------        --------       --------    ------------------
Products:
   Workers' compensation
         histories .........................  $1,114,200        11.7%        $1,240,700        15.4%           (10.2%)
   Criminal history reports ................  $4,754,300        50.1%        $4,078,900        50.8%            16.6%
   Reference Checking/credit
         reports ...........................  $1,223,800        12.9%        $  904,300        11.3%            35.3%
   Motor vehicle driving records ...........  $1,000,000        10.5%        $  954,100        11.9%             4.8%
   Other products/services: ................  $  986,900        10.4%        $  412,100         5.1%           139.5%
         Education/Credential
           verification
         Social security number
           check
         Name Link
         Employment application
           forms
         Service sales
   Interest income .........................  $  315,200         3.3%        $  314,700         3.9%            0.16%
   Net Revenues ............................  $9,490,800                     $8,032,500                         18.2%

     Moderate growth continued during 1997 on all products of the Company with one exception, workers' compensation histories. Net revenues from workers' compensation histories continue to decrease as a percentage of total net revenues, workers' compensation histories, and represent the third largest line, approximately 11.7% of total net revenues in 1997. Sales of workers' compensation histories are expected to continue to decline in total net revenues, but the Company continues to educate customers and continues workers' compensation marketing campaigns.

     In total dollars, criminal history reports contributed the most net revenues, representing approximately $4,754,300 in net revenues in 1997 as compared to $4,078,900 in net revenues in 1996. The criminal history reports product line contributed approximately 50.1% of total net revenues in 1997 as compared to approximately 50.8% of total net revenues in 1996. The Company believes there is a continuing trend nationwide to check prospective employees' criminal records. The Company continues to focus on obtaining the quickest, most accurate data available.

     Net revenues generated in the area of reference checking/credit reports increased from approximately $904,300 in 1996 to approximately $1,223,800 in 1997, representing an increase of approximately 35.3%. The Company believes growth in these product lines to be attributable to their quick turnaround time. These products represented approximately 12.9% of total net revenues in 1997, as compared to approximately 11.3% of total net revenues in 1996.

     Other Products and Services had the greatest percentage increase in revenues of 139%. The product contributing the most revenue in this category was Name Link, a product linking names, addresses and social security numbers, increased from $168,900 in 1996 to $203,800 in 1997. Service sales, which are not itemized in the chart above, increased from $257,200 in 1996 to $520,100 in 1997. Service sales include Avert Advantage membership, start-up fees, extended criminal history fees, and order entry fees charged to clients.

     Search and product expenses, depreciation expenses and general and administrative expenses increased as a percentage of total net revenues, while marketing and software development expenses decreased as a percentage of total net revenues. A breakdown of expenses is as follows:

                                              Year Ended                 Year Ended
                                           December 31, 1997          December 31, 1996
                                          ------------------         -------------------            Increase (Decrease)
                                                      % of                        % of                 % of Revenue
                                          Expenses   Revenue         Expenses    Revenue             1997 over 1996
                                          --------   -------         --------    -------            ------------------

Search and product ...................  $4,182,100     44.1%       $3,292,700      41.0%                  3.1%
Marketing ............................   1,435,800     15.1%        1,318,900      16.4%                 (1.3)%
General and administrative ...........   1,246,300     13.1%        1,109,800      13.8%                 (0.7)%
Software development .................     364,100      3.8%          352,800       4.4%                 (0.6)%
Depreciation and amortization ........     404,500      4.3%          185,200       2.3%                  2.0%
                                         ---------    -----         ---------     -----                 -----
   Expenses ..........................  $7,632,800     80.4%       $6,259,400      77.9%                  2.5%

     The increase in 1997 over 1996 of search and product fees as a percentage of total net revenues was due to increased direct costs to the state and counties providing criminal history information. In addition, there was additional staff added, especially in the area of reference checks, which is a very labor intensive product, to accommodate the substantial growth in that area. There was a slight decrease in general and administrative expenses, expressed as a percentage of total net revenues from 13.8% in 1996 to 13.1% in 1997.

     Marketing expenses, as a percentage of total net revenues, decreased from approximately 16.4% in 1996 to approximately 15.1% in 1997 due to a reorganization of marketing staff, an on-going marketing campaign designed to target lead generation, marketing communication and market development for both current customers and new customers, via both independent sales representatives and in-house marketing personnel.

     There was a decrease in software development expressed as a percentage of total net revenues from approximately 4.4% in 1996 to approximately 3.8% in 1997. The Company continues to focus on improving its computer link with customers, partners and suppliers. Such costs are expensed in operations as incurred. In addition, as discussed in "Liquidity and Capital Resources" below in this Item, the Company is developing new software and upgrading its existing software. These costs are being capitalized. After completion of this project (which at present is expected to occur in early 1998), the Company expects amortization costs to increase due to the capitalized cost of this software.

     There was an increase in depreciation and amortization expenses when expressed as a percentage of total net revenues, from approximately 2.3% in 1996 to approximately 4.3% in 1997. The increase was due to the software development project discussed in "Liquidity and Capital Resources".

     Income before income taxes increased from $1,774,000 in 1996 to $1,858,000 or approximately 4.8% and represented approximately 22.1% of net revenues in 1996 compared to approximately 19.6% in 1997.

     The combined federal and state income tax rate for 1997 and 1996 was 34% and 40%, respectively, resulting in net income of $1,218,000, or $.35 per share, on 3,461,000 (weighted average shares plus common stock equivalents) for 1997, as compared to net income of $1,065,600 or $0.31 per share, on 3,450,000 (weighted average shares plus common stock equivalents) for 1996. This tax decrease was primarily a result of an adjustment of prior-year state income taxes, realized in the current year.

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

                                                     Year Ended                    Year Ended
                                                  December 31, 1996             December 31, 1995
                                                ----------------------        -----------------------
                                                                % of                           % of           Percent of
                                                Revenues      Revenues        Revenues       Revenues    Increase/(Decrease)
                                                --------      --------        --------       --------    ------------------
Products:
   Workers' compensation
         histories ...........................  $ 1,240,700     15.4%         $ 1,256,300      20.7%          (1.2%)
   Criminal history reports ..................  $ 4,078,900     50.8%         $ 2,929,400      48.3%          39.2%
   Reference Checking/credit
         reports .............................  $   904,300     11.3%         $   554,900       9.1%          63.0%
   Motor vehicle driving records .............  $   954,100     11.9%         $   762,200      12.6%          25.2%
   Other products/services: ..................  $   412,100      5.1%         $   279,500       4.6%          47.4%
         Education/Credential
           verification
         Social security number
           check
         Name Link
         Employment application
           forms
         Service sales
Interest income ..............................  $   314,700      3.9%         $   369,300       6.1%         (14.8)%
Net Revenues .................................  $ 8,032,500                   $ 6,064,600                     32.4%

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

     Service sales, which are not itemized in the chart above, increased from $69,600 in 1995 to $257,200 in 1996. This is primarily attributable to the implementation of the Avert Advantage program in July 1996, which accounted for $54,500 in 1996, and start up fee income increased from $33,600 in 1995 to $84,300. In addition, staff entry fees accounted for $49,700 of service sales in 1996. These fees were incorporated in product sales in 1995, but are in service sales in 1996. In addition, a variety of services that were not offered in 1995 were offered in 1996 and produced approximately $39,100 in revenues in 1996. These products and services accounted for the majority portion of "other products/services" in the above table.

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

                                              Year Ended                 Year Ended
                                           December 31, 1996          December 31, 1995
                                          ------------------         -------------------            Increase (Decrease)
                                                      % of                        % of                 % of Revenue
                                          Expenses   Revenue         Expenses    Revenue             1996 over 1995
                                          --------   -------         --------    -------            ------------------

Search and product ...................   $3,292,700    41.0%        $2,522,700     41.6%                  (0.6)%
Marketing ............................    1,318,900    16.4%           890,600     14.7%                   1.7 %
General and administrative ...........    1,109,800    13.8%           930,600     15.3%                  (1.5)%
Software development .................      352,800     4.4%           245,500      4.0%                   0.3 %
Depreciation and
   amortization ......................      185,200     4.4%           104,300      1.7%                   0.6 %
                                         ----------    ----          ---------     ----                   ----
   Expenses ..........................   $6,259,400    77.9%        $4,693,700     77.4%                   0.5 %

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

Liquidity and Capital Resources

     The Company's financial position at December 31, 1997, remained strong with working capital at that date of $7,543,000 compared to $6,375,000 at December 31, 1996. Cash and cash equivalents at December 31, 1997 were $579,500 and increased from $360,300 at December 31, 1996. Net cash provided from operations for the year ended December 31, 1997, was $988,000, and consisted primarily of net income of $1,218,000 plus a $536,000 increase in trading investments, and a $378,000 net increase in accounts receivable. The Company had capital expenditures of $1,300,000 for the year ended December 31, 1997, as compared to $1,317,000 for 1996. The majority of the expenses were attributable to costs associated with the software development project described below.

     The Company expects the new software and upgrade of its existing software to allow the Company to: (1) manage its higher volume with a lower cost per transaction; (2) introduce new products and services at a much quicker pace; (3) directly integrate the Company's information technology systems with strategic partners, suppliers, and large customers; and (4) maintain the Company's competitive position and provide leading edge, but safe and proven, technology for its customers. Development and upgrade of the software will be financed by available cash derived from past or continued operations. Development and upgrading of the software presently is expected to be complete in early 1998, with scheduled software releases occurring prior to that time. As part of the first phase of its software development project, the Company introduced AvertNet
1.0 in January of 1997. In November, 1997, Avert announced AvertNet 1.4, which was a major upgrade to the AvertNet order entry system that extended Avert's access to a substantial base of customers through the integration with Microsoft's Internet Explorer.

Inflation

     The Company believes that the results of its operations are not dependent upon or affected by inflation.

Year 2000 Issue

     The Company believes it has fully addressed the Year 2000 issue in connection with its internal computer software. The Year 2000 problem is a result of computer programs being written using two digits, rather than four, to define the applicable year. Any programs that have time sensitive data may recognize a date using "00" as the year 1900, rather than the year 2000. The Company has re-written its internal programs and believes that the Year 2000 will not create any major future system failure or miscalculation.

     The Year 2000 problem may impact other entities, with which the Company transacts business, and the Company cannot predict the effect of Year 2000 problems on such entities.

Item 7.  Financial Statements.

     Financial Statements are filed as a part of this report at the end of Part III hereof beginning at page F-1, Index to Consolidated Financial Statements, and are incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                                    PART III

     The information required by Part III is omitted from this report because the Company will file a definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders (the "Proxy Statement") pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-KSB. Certain information included in the aforementioned definitive Proxy Statement is incorporated herein by reference.



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

Item 13. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

3.1    Articles of Incorporation, as amended, of the Registrant. (2)

3.2    Bylaws, as amended, of the Registration. (2)

4.1 Excerpt from Articles of Incorporation of the Registrant Regarding Common Stock and Preferred Stock. (2)

10.1 Form of Consumer Report User Agreement between Registrant and customer of Registrant. (1)

10.1.2 Form of Consumer Report User Agreement-Employment between Registrant and customer of Registrant.

10.1.3 Form of Consumer Report User Agreement-Non Employment between Registrant and customer of Registrant.

10.2 Employment Agreement dated as of January 1, 1994, between the Registrant and Dean A. Suposs. (2)

10.3 Employer Report Subscriber Agreement, dated March 29, 1991, between the Registrant and TRW, Inc. (1)

10.3.1 Reseller Service Agreement, dated September 25, 1997, between the Registrant and TRW, Inc.

10.3.2 Credit Bureau Service Agreement, dated March 30, 1992, between the Registrant And TransUnion. (1)

10.4   Amended and Restated 1994 Stock Incentive Plan.(3)

10.5   Non-Employee Directors' Stock Option Plan.

10.6 Letter Agreements, Dated March 24, 1995, with Ace Hardware Corporation and Loss Prevention Services relating to sales of the Registrant's Products.(4)

10.7 Amended and Restated 1994 Stock Incentive Plan and Incentive Stock Option Agreement between Leonard Koch and the Registrant.(6)

10.8 Amended and Restated 1994 Stock Incentive Plan Incentive Stock Option Agreement, dated June 10, 1996, between Jerry Thurber and the Registrant.
       (6)

10.9 Amended and Restated 1994 Stock Incentive Plan Incentive Stock Option Agreement, dated July 1, 1996, between Jamie Burgat and the Registrant.
       (6)
-------------------------

     (1) Filed as an Exhibit to the initial Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on March 21, 1994.
     (2) Filed as an Exhibit to Amendment No. 1 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on April 26, 1994.
     (3) Filed as an Exhibit to Amendment No. 2 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on May 24, 1994.
     (4) Filed as an Exhibit to Post-Effective Amendment No. 1 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on May 4, 1995.
     (5) Filed as an Exhibit to Form 10-KSB for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 9, 1996.
     (6) Filed as an Exhibit to Post-Effective Amendment No. 2 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on October 23, 1996.

     (b)  Reports on Form 8-K.

          (i) Form 8-K dated October 8, 1997, announcing third quarter revenue less than analyst estimates.

          (ii) Form 8-K dated November 12, 1997, announcing third quarter 1997 and nine-month results.

          (iii)Form 8-K dated November 24, 1997, announcing the release of AvertNet 1.4.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AVERT, INC.


Date:  March 30, 1997                   By:   /s/    Dean A. Suposs
                                            ------------------------------------
                                            Dean A. Suposs
                                            President and Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 30, 1997.


           Signature                                   Title
           ---------                                   -----

/s/    Dean A. Suposs                       Chairman of the Board; and President
-------------------------------------
       Dean A. Suposs
(Principal Executive Officer)


/s/    Jamie M. Burgat                      Vice President of Operations;
-------------------------------------       Treasurer; and Assistant Secretary
       Jamie M. Burgat
(Principal Financial and Accounting Officer)


/s/    D. Michael Vaughan                   Director
-------------------------------------
       D. Michael Vaughan


/s/    Stephen C. Fienhold                  Director
-------------------------------------
       Stephen C. Fienhold


/s/    Stephen D. Joyce                     Secretary; and Director
-------------------------------------
       Stephen D. Joyce

                                   Avert, Inc.


                              Financial Statements
                                December 31, 1997

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
Avert, Inc.
Fort Collins, Colorado



We have audited the accompanying balance sheet of Avert, Inc. as of December 31, 1997, and the related statements of income, shareholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avert, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.



/s/ Hein + Associates LLP

HEIN + ASSOCIATES LLP

Denver, Colorado
February 24, 1998

                                   AVERT, INC.

                                  BALANCE SHEET
                                DECEMBER 31, 1997

   ASSETS
   ------

CURRENT ASSETS:

        Cash and cash equivalents ................................................   $   580,000

        Marketable securities ....................................................     6,113,000

        Accounts receivable, net of allowance of $106,000 ........................     1,135,000

        Prepaid expenses and other ...............................................       304,000
                                                                                     -----------
                Total current assets .............................................     8,132,000

PROPERTY AND EQUIPMENT, net ......................................................     3,399,000
                                                                                     -----------
TOTAL ASSETS .....................................................................   $11,531,000
                                                                                     ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------

CURRENT LIABILITIES:

        Accounts payable .........................................................   $   388,000

        Accrued expenses .........................................................       201,000
                                                                                     -----------
                Total current liabilities ........................................       589,000

DEFERRED INCOME TAXES ............................................................       507,000

COMMITMENTS (NOTE 5)

SHAREHOLDERS' EQUITY:

        Preferred stock, no par value, authorized 1,000,000 shares; none outstanding        --

        Common stock, no par value, authorized 9,000,000 shares; 3,488,000 shares iss  5,276,000 outstanding

        Retained earnings ........................................................     5,159,000
                                                                                     -----------
                Total shareholders' equity .......................................    10,435,000
                                                                                     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................................   $11,531,000
                                                                                     ===========

   See accompanying notes to these financial statements.

                                   AVERT, INC.

                              STATEMENTS OF INCOME

                                                                                                         FOR THE YEARS ENDED
                                                                                                            DECEMBER 31,
                                                                                                  -------------------------------
                                                                                                  1997                       1996
                                                                                                  ----                       ----
NET REVENUES:

        Search and product fees ..............................................               $ 9,071,000                $ 7,698,000

        Interest and other income ............................................                   420,000                    335,000
                                                                                             -----------                -----------
                                                                                               9,491,000                  8,033,000

EXPENSES:

        Search and product costs .............................................                 4,182,000                  3,293,000

        Marketing ............................................................                 1,436,000                  1,319,000

        General and administrative ...........................................                 1,246,000                  1,109,000

        Software development .................................................                   364,000                    353,000

        Depreciation .........................................................                   405,000                    185,000
                                                                                             -----------                -----------
                                                                                               7,633,000                  6,259,000
                                                                                             -----------                -----------

INCOME BEFORE INCOME TAXES ...................................................                 1,858,000                  1,774,000

        Income tax expense ...................................................                  (640,000)                  (708,000)
                                                                                             -----------                -----------
NET INCOME ...................................................................               $ 1,218,000                $ 1,066,000
                                                                                             ===========                ===========

NET INCOME PER COMMON SHARE:

        Basic ................................................................               $        35                $       .31
                                                                                             ===========                ===========

        Diluted ..............................................................               $       .34                $       .31
                                                                                             ===========                ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

        Basic ................................................................                 3,461,000                  3,450,000
                                                                                             ===========                ===========

        Diluted ..............................................................                 3,593,000                  3,470,000
                                                                                             ===========                ===========

   See accompanying notes to these financial statements.

                                   AVERT INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY
                 FROM JANUARY 1, 1996 THROUGH DECEMBER 31, 1997


                                                                   COMMON STOCK                                            TOTAL
                                                         --------------------------------            RETAINED          SHAREHOLDERS'
                                                           SHARES                AMOUNT              EARNINGS             EQUITY
                                                           ------                ------              --------
BALANCES, January 1, 1996 ...................            3,442,000          $  4,960,000          $  2,875,000         $  7,835,000

       Shares repurchased ...................              (42,000)             (215,000)                 --               (215,000)

       Net income ...........................                 --                    --               1,066,000            1,066,000
                                                      ------------          ------------          ------------         ------------

BALANCES, December 31, 1996 .................            3,400,000             4,745,000             3,941,000            8,686,000

       Warrants exercised ...................               88,000               531,000                  --                531,000

       Net income ...........................                 --                    --               1,218,000            1,218,000
                                                      ------------          ------------          ------------         ------------

BALANCES, December 31, 1997 .................            3,488,000          $  5,276,000          $  5,159,000         $ 10,435,000
                                                      ============          ============          ============         ============





   See accompanying notes to these financial statements

                                   AVERT, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                                            FOR THE YEARS ENDED
                                                                                                                DECEMBER 31,
                                                                                                         -------------------------
                                                                                                          1997               1996
                                                                                                          ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income ...........................................................................       $ 1,218,000        $ 1,066,000
        Adjustments to  reconcile  net income to net cash  provided by operating activities:
                Depreciation .................................................................           405,000            185,000
                Bad debt expense .............................................................            31,000             31,000
                Deferred income taxes ........................................................           290,000            192,000
                Loss (gain) on sale of asset .................................................             6,000             (8,000)
                Changes in operating assets and liabilities:
                      (Increase) decrease in:
                          Trading investments, net ...........................................          (536,000)           390,000
                          Accounts receivable ................................................          (378,000)          (211,000)
                          Prepaid expenses and other current assets ..........................             5,000             24,000
                          Income taxes receivable ............................................           (33,000)
                          Other assets .......................................................              --                3,000
                      Increase (decrease) in:
                          Accounts payable ...................................................           (65,000)           (56,000)
                          Accrued expenses ...................................................            45,000            175,000
                          Income taxes payable ...............................................              --              (17,000)
                          Deferred revenue and deposits ......................................              --              (59,000)
                                                                                                     -----------        -----------
                Net cash provided by operating activities ....................................           988,000          1,715,000

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment ...................................................        (1,300,000)        (1,317,000)
        Proceeds from sale of property and equipment .........................................             1,000             17,000
                                                                                                     -----------        -----------
                Net cash used in investing activities ........................................        (1,299,000)        (1,300,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Purchase of shares outstanding .......................................................              --             (215,000)
        Proceeds from exercise of warrants ...................................................           531,000               --
                                                                                                     -----------        -----------
                Net cash provided by (used in) financing activities ..........................           531,000           (215,000)
                                                                                                     -----------        -----------

INCREASE IN CASH AND CASH EQUIVALENTS ........................................................           220,000            200,000

CASH AND CASH EQUIVALENTS, beginning of year
                                                                                                         360,000            160,000
                                                                                                     -----------        -----------
CASH AND CASH EQUIVALENTS, end of year .......................................................       $   580,000        $   360,000
                                                                                                     ===========        ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
            Income taxes paid ................................................................       $   282,000        $   533,000
                                                                                                     ===========        ===========

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

        Marketable Securities - Marketable securities consist of government backed debt securities which mature within one year or less. The securities are classified as trading securities and are stated at market, which approximates cost at December 31, 1997.

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

        The Company's cash equivalents and short-term investments consist of money market funds and government backed debt securities issued by various institutions. As of December 31, 1997, approximately $576,000 of cash equivalents and short-term investments were not covered by the FDIC's basic depository insurance. The Company's credit policy is designed to limit the Company's exposure to concentrations of credit risk. Accordingly, the Company's accounts receivable include a variety of organizations throughout the United States. The Company estimates an allowance for uncollectible amounts based upon a percentage of revenue, and when specific credit problems arise. Management's estimates have been more than adequate during historical periods, and management believes that all significant credit risks have been identified at December 31, 1997.

        Property and Equipment - Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which is generally five years. In 1995, the Company began construction on a new building, which was completed in early 1996. Depreciation on this building commenced in 1996 and will be over 30 years.

        The Company incurs costs for computer software development for enhancing and maintaining its data base system and to provide "on-line" services to its customers. During 1997, the Company capitalized $1,000,000 of internal software costs, consisting principally of payments to third parties. These capitalized software costs generally will be amortized over five years once the project is completed, which is expected to be in early 1998.

        Impairment of Long-Lived Assets - Effective January 1, 1996, the Company adopted Financial Accounting Standards Board Statement 121 (FAS 121). In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Adoption of FAS 121 had no effect on the December 31, 1997 financial statements.

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

        Net Income Per Share - Net income per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No., 128, Earnings Per Share (SFAS 128). SFAS 128 replaced the presentation of primary and fully diluted earnings per share (EPS), with a presentation of basic EPS and diluted EPS. Under SFAS 128, basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. In 1997 and 1996, diluted common and common equivalent shares outstanding includes 132,000 and 20,000 common equivalent shares, respectively, consisting of stock options and warrants, determined using the treasury stock method.

        Stock-Based  Compensation  - In October 1995,  the Financial  Accounting
        Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for by the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS 123 for employees, and will be subject only to the disclosure requirements prescribed by FAS 123.

        Impact of Recently Issued Accounting Standards - Statement of Financial Accounting Standards 130 Reporting Comprehensive Income and Statement of Financial Accounting Standards 131 Disclosures About Segments of an Enterprise and Related Information were recently issued. Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. Statement 131 supersedes Statement of Financial Accounting Standards 14 Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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


2  PROPERTY AND EQUIPMENT:

        Property and equipment consist of the following at December 31, 1997:

              Land                                             $    210,000
              Building                                            1,214,000
              Computer hardware and software                      2,332,000
              Furniture and equipment                               598,000
                                                                 ----------
                                                                  4,354,000

              Less accumulated depreciation                        (955,000)
                                                                  ---------
                                                               $  3,399,000
                                                                  =========
3.     INCOME TAXES:

       Income tax expense (benefit) consists of the following:

                                                            December 31,
                                                     --------------------------
                                                       1997              1996
                                                       ----              ----

                Current                            $  350,000         $  516,000

                Deferred                              290,000            192,000
                                                   ----------         ----------
                Total income tax expense           $  640,000         $  708,000
                                                   ==========         ==========

        Total income tax expense differed from the amounts computed by applying the Federal income tax rate of 34% to income before income taxes, primarily as a result of an adjustment of state income taxes realized in the current year.

        Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to the net deferred tax liability related primarily to differences in capitalized software costs.


4  SHAREHOLDERS' EQUITY:

        Stock Option Plan - In 1994, the Company adopted a stock incentive plan that authorizes the issuance of up to 366,337 shares of common stock. In 1997, the Company increased the number of authorized shares to 525,000. Pursuant to the plan, the Company may grant "incentive stock options" (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options and restricted stock or a combination thereof.

        Incentive and non-qualified stock options may not be granted at an exercise price of less than the fair market value of the common stock on the date of grant (except for holders of more than 10% of common stock, whereby the exercise price must be at least 110% of the fair market value at the date of grant for incentive stock options). The term of the options may not exceed ten years. At December 31, 1997, the Company had granted options under the plan to purchase 364,000 shares (including 200,000 shares to the Company's President) of which 190,132 options are vested and the balance will vest over one to five years. No options have been exercised. Options outstanding for this plan at December 31, 1997 have exercise prices that range from $5.00 to $7.63.

        In 1994, the Company adopted the Non Employee Directors' Stock Option Plan (Outside Directors' Plan), which provides for the grant of stock options to non-employee directors of the Company and any subsidiary. An aggregate of 30,000 shares of common stock are reserved for issuance under the Outside Directors' Plan. The exercise price of the options will be the fair market value of the stock on the date of grant. Outside directors are automatically granted options to purchase 1,000 shares initially and an additional 1,000 shares for each subsequent year that they serve, up to a maximum of 5,000 shares per director. Each option is exercisable one year after the date of grant and expires four years thereafter. No options have been exercised. Exercise prices for the directors' options outstanding at December 31, 1997 range from $5.25 to $8.00.

        The following is a table of activity under these plans.

                                                                                                      Weighted
                                                           Stock                Non-employee          Average
                                                           Incentive            Directors Stock       Exercise
                                                           Option Plan          Option Plan           Price
                                                           -----------          ---------------       --------
        OPTIONS OUTSTANDING, January 1, 1996                 230,000                5,000             $5.26

                Options granted                              133,000                3,000             $5.64
                                                          ----------           ----------             -----
        OPTIONS OUTSTANDING, December 31, 1996               363,000                8,000             $5.40

                Options granted                                1,000                3,000             $7.49
                                                          ----------           ----------             -----
        OPTIONS OUTSTANDING, December 31, 1997               364,000               11,000             $5.42
                                                          ==========           ==========             =====

        For all options granted during 1997 and 1996, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price. The weighted average remaining contractual life for all options and warrants as of December 31, 1997 was approximately 7.82 years. At December 31, 1997, options for 198,132 shares were exercisable and options for the remaining shares become exercisable pro rata through 2002. If not previously exercised, options outstanding at December 31, 1997, will expire as follows:

                                                                        Weighted
                                                                        Average
                                                       Number of        Exercise
                Year                                   Shares           Price
                ----                                   ---------        --------


                1999                                   2,000            $5.25

                2000                                   3,000            $6.17

                2001                                   3,000            $5.58

                2002                                   3,000            $7.46

                2004                                 230,000            $5.25

                2006                                  60,000            $5.00

                2007                                  73,000            $6.17

                2008                                   1,000            $7.63
                                                     -------
                                                     375,000
                                                     =======

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

                                                         Year Ended December 31,
                                                        ------------------------
                                                          1997            1996
                                                          ----            ----

     Net income applicable to common stockholders:
            As reported                               $ 1,218,000    $ 1,066,000
            Pro forma                                 $ 1,117,000    $   965,000

     Net income per common share - basic:
            As reported                               $ .35          $ .31
            Pro forma                                 $ .32          $ .28

     Net income per common share - diluted:
            As reported                               $ .34          $ .31
            Pro forma                                 $ .31          $ .28

       The fair value of each employee option and warrant granted in 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                       Year Ended December 31,
                                                       ----------------------
                                                        1997           1996
                                                        ----           ----

          Expected volatility                           50.1%          55.0%

          Risk-free interest rate                        6.5%           6.5%

          Expected dividends                               -              -

          Expected terms (in years)                      7.82           9.9


        Public Offering - In June 1994, the Company completed its initial public offering of 1,000,000 units and received net proceeds of $4,382,300. Each unit sold for $5.25 and consisted of one share of common stock and one redeemable warrant. Two redeemable warrants entitles the holder to purchase one share of common stock for $6.50 through April 1997, unless further extended by the Company. The warrants are redeemable under certain circumstances by the Company. In connection with this offering, the underwriter received a redeemable warrant to purchase 100,000 units at $6.30 per unit. This redeemable warrant is exercisable through June 1999. During 1997, 176,250 warrants were exercised for 88,125 shares of common stock at $6.50 per share and the remaining warrants expired unexercised. The Company received net proceeds of $530,800.

        Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock. Such shares are issuable in such series and preferences as may be determined by the Board of Directors.


5 COMMITMENTS:

        Employee Bonus - In 1994, the Company formalized a five-year employment agreement whereby the Company president receives a bonus of 6% of income before taxes and bonus, but after deducting investment income. The total bonus expense for 1997 and 1996 was approximately $92,000 and $93,000, respectively.

        401(k) Savings - In 1995, the Company implemented a 401(k) profit sharing plan (the Plan). Eligible employees may make voluntary contributions to the Plan, which are matched by the Company equal to 50% of the employee's contribution up to a maximum of $1,500. The amount of employee contributions is limited as specified in the Plan. Company contributions to the Plan in 1997 and 1996 was insignificant.


6  SUBSEQUENT EVENT (UNAUDITED):

On February 26, 1998, the Company declared a cash dividend of $.10 per share of common stock to be paid March 23, 1998 to those shareholders of record as of close of business March 16, 1998. Total cash dividend to be paid is $349,000.

                                  EXHIBIT INDEX

Exhibit
Number  Document Description                                                           Page No.
------- --------------------                                                           -------
3.1     Articles of Incorporation, as amended, of the Registrant. (2)                    N/A

3.2     Bylaws, as amended, of the Registration. (2)                                     N/A

4.1     Excerpt  from  Articles  of  Incorporation  of  the Registrant Regarding
        Common Stock and Preferred Stock. (2)                                            N/A

10.1    Form  of  Consumer Report User Agreement between Registrant and customer
        of Registrant. (1)                                                               N/A

10.1.2 Form of Consumer Report User Agreement-Employment between Registrant and customer of Registrant.

10.1.3 Form of Consumer Report User Agreement-Non Employment between Registrant and customer of Registrant.

10.2    Employment Agreement dated as of January 1, 1994, between the Registrant
        and Dean A. Suposs. (2)                                                          N/A

10.3    Employer Report Subscriber Agreement,  dated March 29, 1991, between the
        Registrant and TRW, Inc. (1)                                                     N/A

10.3.1  Reseller  Service  Agreement, dated  September  25,  1997,  between  the
        Registrant and TRW, Inc.

10.3.2  Credit Bureau  Service  Agreement,  dated  March 30,  1992,  between the
        Registrant And TransUnion. (1)                                                   N/A

10.4    Amended and Restated 1994 Stock Incentive Plan.(3)                               N/A

10.5    Non-Employee Directors' Stock Option Plan.

10.6    Letter Agreements,  Dated March 24, 1995, with Ace Hardware  Corporation and Loss Prevention Services  relating  to  sales  of  the  Registrant's
        Products.(4)                                                                     N/A

10.7    Amended  and  Restated  1994  Stock  Incentive  Plan and Incentive Stock
        Option Agreement between Leonard Koch and the Registrant.(6)                     N/A

10.8    Amended and Restated 1994 Stock Incentive  Plan  Incentive  Stock Option
        Agreement,   dated   June  10,  1996,  between  Jerry  Thurber  and  the
        Registrant. (6)                                                                  N/A

10.9    Amended and Restated 1994 Stock Incentive  Plan  Incentive  Stock Option
        Agreement, dated  July 1, 1996, between Jamie Burgat and the Registrant.
        (6)                                                                              N/A

-------------------------
     (1) Filed as an Exhibit to the initial Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on March 21, 1994.
     (2) Filed as an Exhibit to Amendment No. 1 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on April 26, 1994.
     (3) Filed as an Exhibit to Amendment No. 2 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on May 24, 1994.
     (4) Filed as an Exhibit to Post-Effective Amendment No. 1 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on May 4, 1995.
     (5) Filed as an Exhibit to Form 10-KSB for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 9, 1996.
     (6) Filed as an Exhibit to Post-Effective Amendment No. 2 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on October 23, 1996.