Form 10QSB
period 1998-03-31
AVERT INC
filed 1998-05-15
CIK 920909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

        [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             ---------   ---------

                         Commission File Number: 0-23952

                                   AVERT, INC.
        (Exact name of small business issuer as specified in its charter)

          Colorado                                        84-1028716
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

                                [ X ] Yes [ ] No

     As of May 12, 1998 the issuer had 3,485,125 shares of Common Stock, no par value, outstanding.

                 Transitional Small Business Disclosure Format.
                                [ ] Yes [ X ] No

Form 10-QSB
Quarter Ended March 31, 1998


                                      INDEX


                                                                            PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1.  Financial statements

              Unaudited balance sheets...................................      3

              Unaudited statements of income.............................      4

              Unaudited statements of cash flows.........................      5

              Notes to unaudited financial statements....................      6

     ITEM 2.  Management's Discussion and Analysis or
              Plan of Operations.........................................      7


PART II - OTHER INFORMATION

     ITEMS 1, 2, 3, 4, 5 and 6    Not applicable.........................


     Signatures..........................................................     11


                         PART I - FINANCIAL INFORMATION
                                   AVERT, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                                   MARCH 31,             DECEMBER 31,
                                                                                     1998                    1997
                                                                                 -----------             -----------
                                                                                 (unaudited)
Current assets:
         Cash and cash equivalents .................................             $   410,000             $   580,000
         Marketable securities .....................................               6,193,000               6,113,000
         Accounts receivable, net of allowance .....................               1,047,000               1,135,000
         Prepaid expenses and other ................................                 287,000                 304,000
                                                                                 -----------             -----------
                  Total current assets .............................             $ 7,937,000             $ 8,132,000

Property and equipment, net ........................................               3,503,000               3,399,000
Other assets .......................................................                       0                       0
                                                                                 -----------             -----------
Total assets .......................................................             $11,440,000             $11,531,000
                                                                                 ===========             ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable ..........................................             $   550,000             $   388,000
         Accrued expenses ..........................................                 106,000                 201,000
         Deferred revenue ..........................................                  48,000                       0
                                                                                 -----------             -----------
                  Total current liabilities ........................                 704,000                 589,000
         Deferred Taxes ............................................                 507,000                 507,000
                                                                                 -----------             -----------
                  Total liabilities ................................             $ 1,211,000             $ 1,096,000

Shareholders' equity:
         Preferred shares, no par value; authorized
           1,000,000 shares; none outstanding ......................                  --                       --
                                                                                 -----------             -----------
         Common stock, no par value; authorized
           9,000,000 shares; 3,446,988 shares issued
           and outstanding .........................................               5,253,000               5,276,000
         Retained earnings .........................................               4,976,000               5,159,000
                                                                                 -----------             -----------
                  Total shareholders' equity .......................             $10,229,000             $10,435,000
                                                                                 -----------             -----------

Total liabilities and shareholders' equity .........................             $11,440,000             $11,531,000
                                                                                 ===========             ===========

               See accompanying notes to the financial statements.


                                   AVERT, INC.
                              STATEMENTS OF INCOME
                                   (unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                             -----------------------------------------
                                                                                 1998                         1997
                                                                                 ----                         ----
Net revenues:
         Search and product fees ...................................         $ 2,147,000                  $ 2,018,000
         Interest and other income .................................              86,000                       78,000
                                                                             -----------                  -----------
                                                                               2,233,000                    2,096,000
Expenses:
         Search and product costs ..................................           1,042,000                      895,000
         Marketing .................................................             379,000                      331,000
         General and administrative ................................             353,000                      329,000
         Software development ......................................              73,000                      103,000
         Depreciation and amortization .............................             111,000                       29,000
                                                                             -----------                  -----------
                                                                               1,958,000                    1,687,000
                                                                             -----------                  -----------

Income before income taxes .........................................             275,000                      409,000

         Income tax expense ........................................            (108,000)                    (160,000)
                                                                             -----------                  -----------
Net income .........................................................         $   167,000                  $   249,000
                                                                             ===========                  ===========
Net income per common share ........................................         $       .05                  $       .07
                                                                             ===========                  ===========
Weighted average common
         shares outstanding ........................................           3,546,124                    3,417,855
                                                                             ===========                  ===========







               See accompanying notes to the financial statements.

                                   AVERT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                    -----------------------------
                                                                                      1998                1997
                                                                                      ----                ----

Cash Flows From Operating Activities:
    Net income ............................................................         $ 167,000          $ 249,000
    Adjustments to reconcile net income to net cash
     provided by operating
      activities:
         Depreciation and amortization ....................................           111,000             65,000
         Bad debt expense .................................................            16,000              3,000
         Increase/(decrease) in marketable securities and
                  other gains .............................................           (80,000)           (75,000)
         Changes in operating assets and liabilities:
              Accounts receivable .........................................            73,000           (202,000)
              Prepaid expenses and other current assets ...................          (116,000)           (70,000)
              Accounts payable ............................................           210,000             45,000
              Accrued expenses ............................................           (70,000)           (48,000)
              Income taxes payable ........................................           108,000               --
              Deferred revenue and deposits ...............................            (1,000)             5,000
                                                                                    ---------          ---------
         Net cash provided by operating activities ........................         $ 418,000          $ (28,000)

Cash Flows from Investing Activities:
     Additions to furniture and equipment .................................          (215,000)          (438,000)
     Proceeds from sale of furniture and equipment ........................              --                 --
                                                                                    ---------          ---------

           Net cash provided by investing activities ......................          (215,000)          (438,000)
                                                                                    ---------          ---------

Cash Flows from Financing Activities:
         Purchase of Treasury Stock .......................................           (23,000)              --
Dividends declared ........................................................          (350,000)            31,000
                                                                                    ---------          ---------

           Net cash provided by financing activities ......................          (373,000)            31,000

Increase/(Decrease) in Cash and Cash Equivalents ..........................          (170,000)          (435,000)

Cash and Cash Equivalents, beginning of period ............................           580,000            360,000
                                                                                    ---------          ---------
Cash and Cash Equivalents, end of period ..................................         $ 410,000          $ (75,000)
                                                                                    =========          =========


               See accompanying notes to the financial statements.

                                   AVERT, INC.
                          NOTES TO FINANCIAL STATEMENTS


     The financial information contained herein is unaudited, but includes all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the information set forth. The financial statements should be read in conjunction with the Notes to Financial Statements which are included in the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1997.

     The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1998. The Company believes that the three month report filed on Form 10-QSB is representative of its financial position, its results of operations and its cash flows as of and for the periods ended March 31, 1998 and 1997 covered thereby.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations

Comparison of quarters ended March 31, 1998 and March 31, 1997

     Total net revenues increased from $2,096,000 for the three month period ended March 31, 1997 to $2,233,000 for the comparable three month period in 1998 or approximately 6.5%. The Company believes that the decrease in revenue growth is at least partially due to the record low unemployment rate in the United States. There were 4,574 customers that actually used Avert services the first three months of 1998, as compared to 3,937 the first three months of 1997, representing approximately a 16.2% increase. However, the dollars spent per customer in the first quarter 1998 was $456 as compared to $502 in the first quarter 1997, representing a 9.2% decrease. The Company believes this disparity to be related to a low unemployment rate job market where there are substantially fewer job applicants to screen than in a higher unemployment rate job market. The sales categories that experienced the largest increases had quick turnaround, and addressed employers' need to fill positions quickly in the current job market.

     Another key element in first quarter revenue growth was that focus on new product growth and development shifted toward activities such as preparing literature, converting data, and communicating features and enhancements of the new computer system implemented in April, 1998. See "Liquidity and Capital Resources" in this item below. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:


                                          Three Months Ended       Three Months Ended
                                            March 31, 1998           March 31, 1997      Percent of
                                        ---------------------    ----------------------   Increase
                                         Revenues     % total     Revenues      % total  (Decrease)
                                         --------     -------     --------      -------  ----------
Products:
  Workers compensation histories ....  $  242,000       10.8%   $  297,000       14.2%     (18.5)%
  Criminal history reports .........   $1,115,000       50.0%   $1,012,000       48.3%      10.2%
  Previous employment reports/ .....   $  268,000       12.0%   $  230,000       11.0%      16.5%
     credit reports
  Motor vehicle driving records ....   $  251,000       11.2%   $  261,000       12.5%      (3.8)%
  Other products ...................   $  146,000        6.5%   $  106,000        5.1%      37.7%
Services: ..........................   $  125,000        5.6%   $  114,000        5.4%       9.6%

Interest income ....................   $   84,000        3.8%   $   77,000        3.7%       9.1%

         NET REVENUES ..............   $2,233,000               $2,096,000                   6.5%

     The largest product growth of approximately 37.7% occurred in "Other Products". The product contributing the most revenue in this category was Name Link, a product linking names, addresses and social security numbers, increased from $45,000 in 1997, to $56,000 in 1998, or approximately 24.4% increase. In addition, there was approximately 48% growth for revenues generated in the areas of education/credential verification, employment applications, first check, and alliance products which increased from $61,000 in first quarter 1997 to $90,000 in first quarter 1998.

     Moderate product growth of approximately 16.5% occurred in the area of Previous Employment/Credit. This product represented $268,300 and approximately 12.0% of total net revenues in the first quarter 1998, compared to $229,600 in the first quarter 1997 and approximately 11.0% of total net revenues. The Company believes growth in these product lines to be attributable to their quick turnaround time. In addition, the Company continued to customize the Previous Employment product to enhance attractiveness of the product.

     Moderate sales growth occurred in criminal history reports in first quarter 1998 as compared to first quarter 1997. In total dollars, criminal history reports contributed the most net revenues, representing $1,115,000 in net revenues in the period ended March 31, 1998, as compared to $1,012,000 in the period ended March 31, 1997. The criminal history reports product line accounted for approximately 50.0% of total net revenues in the first quarter 1998, and approximately 48.3% of total net revenues in the first quarter 1997. The Company believes there continues to be a trend nationwide to check prospective employees' criminal records and it continues to focus on obtaining the quickest, most accurate data available.

     Workers' compensation histories continued to decline as a percentage of net revenues as previously predicted. In first quarter, 1998 workers' compensation reports, represented $242,000 or approximately 10.8% of total net revenues, as compared to $297,000 for the first three months of 1997, or approximately 14.2% of total net revenues. The Company believes it will continue to decrease as a percentage of total net revenues.

     Service sales experienced approximately 9.6% revenue growth from $114,000 in first quarter 1997 to $125,000 in first quarter 1998. This is primarily attributable to growth of the customer base membership in the Avert Advantage program, which increased from $33,000 in revenues for the three month period in 1997, to $57,000 in revenues for the three month period in 1998.

     Income before income taxes decreased from $409,000 in first quarter 1997 to $275,000 in first quarter 1998, or approximately 32.7% and represented approximately 19.5% of total net revenues in 1997 compared to approximately 12.3% in 1997, resulting from increases in several expense categories.

     Total expenses increased from $1,687,000 for the three month period ended March 31, 1997 to $1,958,000 for the comparable period in 1998 or approximately 16.1%. A breakdown in expenses is as follows:


                                               Three Months Ended          Three Months Ended      Increase (Decrease)
                                                 March 31, 1998               March 31, 1997          % of Revenues
                                            ------------------------     -------------------------   --------------
                                            Expenses    % of Revenue     Expenses     % of Revenue   1997 over 1996
                                            --------    ------------     --------     ------------   --------------

Search and product ....................   $1,042,000        46.7%       $  895,000        42.7%        4.0%
Marketing .............................      379,000        17.0           331,000        15.8         1.2
General and administration ............      353,000        15.8           329,000        15.7          .1
Software development ..................       73,000         3.3           103,000         4.9        (1.6)
Depreciation and amortization .........      111,000         5.0            29,000         1.4         3.6
                                          ----------        ----        ----------        ----         ---
         Expenses .....................   $1,958,000        87.8%       $1,687,000        80.5%        7.3%
                                          ==========        ====        ==========        ====         ===

     Search and product fees increased approximately 4% as a percentage of net revenues in the first quarter 1998 over the first quarter 1997. The majority of the increase was attributable to the increasing costs of obtaining criminal history information from sources, as well as the criminal history product is the one most heavily discounted for larger, corporate accounts. The other main area of increased expenses in this category resulted from increased personnel costs associated with staffing an expanded customer service department to improve customer coverage, and increased staffing for the labor intensive products such as reference checks and education verifications. There was a decrease in expenses when expressed as a percentage of total net revenues in the areas of motor vehicle records, workers' compensation reports, credit reports and telephone.

     There was an approximate 1.2% increase as a percentage of total net revenues in marketing expenses, in the first three months of 1998 as compared to the first three months of 1997. There is an on-going marketing campaign designed to target lead generation, marketing communication and market development for both current customers and new customers, via in-house marketing personnel and outside resellers. Specifically, the lead generation costs as a percentage of total net revenues in the first quarter 1998 as compared to the first quarter 1997 represent the increase in the marketing expense category. In addition, there was a separate marketing campaign targeted toward current Avert customers that occurred in the first quarter 1998 and into the second quarter 1998. This campaign communicated the implementation of the new computer system, its features and benefits. See "Liquidity and Capital Resources" below in this item for further discussion.

     General and Administrative expenses remained relatively stable in first quarter 1998, representing approximately 15.8% of total net revenues, as compared to first quarter 1997 representing 15.7% of total net revenues. The decrease in software development expenses as a percentage of total net revenues in the three month period ended March 31, 1998 as compared to the three month period ended March 31, 1997, resulted from the capitalization of expenses related to the development of new software and upgrade of existing software. See "Liquidity and Capital Resources" below in this Item for further discussion. The depreciation and amortization expenses have increased as a percentage of total net revenues due to the fact that a portion of the software previously developed had been put into actual use. Capitalization has occurred in the software development activities as well as additional computer hardware purchases.

     Income taxes remained stable for the combined federal and state statutory rate of approximately 39% in both first quarter 1998 and first quarter 1997, resulting in net income of $248,700 or $.07 per share on 3,417,855 shares for the first three months ended March 31, 1997, as compared to net income of $167,000 or $.05 per share on 3,546,124 shares for the first three months ended March 31, 1998.


Liquidity and Capital Resources

     The Company's financial position at March 31, 1998 remained strong with working capital at that date of $7,233,000 compared to $7,543,000 at December 31,1997. Cash and cash equivalents and marketable securities at March 31, 1998 were $6,603,000 and decreased from $6,693,000 at December 31, 1997. Net cash provided from operations for the three month period ended March 31, 1998 was $418,000 and consisted primarily of net income of $167,000 plus a $210,000 increase in accounts payable, a $73,000 decrease in accounts receivable, and a $116,000 decrease in prepaid expenses and other current assets. The Company had capital expenditures of $215,000 for the three month period ended March 31, 1998 as compared to $438,000 for the three months ended March 31, 1997. The majority of the capital expenditures during the three months ended March 31, 1998 was attributable to the development of new software and upgrade of existing hardware and software. The Company expects to spend over $1.5 million in connection with this project. The majority of these are costs paid to independent consultants. The Company expects the new software and upgrade of its existing software to allow the Company to: (1) manage its higher volume with a lower cost per transaction; (2) introduce new products and services at a much quicker pace; (3) directly integrate the Company's information technology systems with strategic partners, suppliers, and large customers; and (4) maintain the Company's competitive position and provide leading edge, but safe and proven, technology for its customers. Development and upgrade of the software will be financed by available cash derived from past or continued operations. Implementation of the new software will be April, 1998 with ongoing enhancements and upgrades through 1998. Net cash used in financing activities for the three month period ended March 31, 1998 was $373,000 and consisted primarily of $350,000 for a special cash dividend of $.10 per common share payable on March 23, 1998 to shareholders of record on March 16, 1998.

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


                                       AVERT, INC.


DATE:   May 13, 1998                   BY: /s/ Dean A. Suposs
                                          --------------------------------------
                                          Dean A. Suposs, President



DATE:   May 13, 1998                   BY: /s/ Jamie M. Burgat
                                          --------------------------------------
                                          Jamie M. Burgat, Vice President of
                                          Operations and Chief Financial Officer