Form 10QSB
period 1998-06-30
AVERT INC
filed 1998-08-14
CIK 920909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                [ X ] Yes [ ] No

As of August 12, 1998 the issuer had 3,449,525 shares of Common Stock, no par value, outstanding.

                 Transitional Small Business Disclosure Format.
                                [ ] Yes [ X ] No

Form 10-QSB
Quarter Ended June 30, 1998


                                      INDEX


                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

     ITEM 1.  Financial statements

              Unaudited balance sheets......................................  3

              Unaudited statements of income................................  4

              Unaudited statements of cash flows............................  5

              Notes to unaudited financial statements........................ 6

     ITEM 2.  Management's Discussion and Analysis or
             Plan of Operations.............................................  7


PART II - OTHER INFORMATION

     ITEMS 1, 2, 3, 4, 5 and 6                                   Not applicable


     Signatures...........................................................   12

                         PART I - FINANCIAL INFORMATION
                                   AVERT, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                                          JUNE 30,    DECEMBER 31,
                                                                                            1998         1997
                                                                                         ---------    -----------
                                                                                        (unaudited)
Current assets:
         Cash and cash equivalents .................................................   $    17,700   $   580,000
         Marketable securities .....................................................     6,275,300     6,113,000
         Accounts receivable, net of allowance .....................................     1,405,100     1,135,000
         Prepaid expenses and other ................................................       291,500       304,000
                                                                                       -----------   -----------
                  Total current assets .............................................   $ 7,989,600     8,132,000


Property and equipment, net ........................................................     3,457,000     3,399,000

Other assets .......................................................................             0             0
                                                                                       -----------   -----------

Total assets .......................................................................   $11,446,600   $11,531,000
                                                                                       ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable ..........................................................   $   520,000   $   388,000
         Accrued expenses ..........................................................       108,200       201,000
         Deferred revenue ..........................................................        52,000             0
                                                                                       -----------   -----------
                  Total current liabilities ........................................       680,200       589,000

         Deferred Taxes ............................................................       507,000       507,000
                                                                                       -----------   -----------
                  Total liabilities ................................................   $ 1,187,200   $ 1,096,000

Shareholders' equity:
         Preferred shares, no par value; authorized
           1,000,000 shares; none outstanding ......................................          --            --

         Common stock, no par value; authorized
           9,000,000 shares; 3,446,988 shares issued
           and outstanding .........................................................     5,104,800     5,276,000
         Retained earnings .........................................................     5,154,600     5,159,000
                                                                                       -----------   -----------
                  Total shareholders' equity .......................................   $10,259,400   $10,435,000
                                                                                       -----------   -----------

Total liabilities and shareholders' equity .........................................   $11,446,600   $11,531,000
                                                                                       ===========   ===========

              See accompanying notes to the financial statements.

                                   AVERT, INC.
                              STATEMENTS OF INCOME
                                   (unaudited)


                                                                       Three Months Ended                     Six Months Ended
                                                                            June 30,                               June 30,
                                                                    ------------------------              -----------------------
                                                                    1998                1997              1998               1997
                                                                    ----                ----              ----               ----

Net revenues:
         Search and product fees .......................       $ 2,475,700        $ 2,343,400        $ 4,622,200        $ 4,361,800
         Interest and other income .....................            81,500            115,000            167,700            192,600
                                                               -----------        -----------        -----------        -----------
                                                                 2,557,200          2,458,400        $ 4,789,900        $ 4,554,400
Expenses:
         Search and product costs ......................         1,174,900          1,051,000          2,216,900          1,946,000
         Marketing .....................................           360,100            405,200            739,200            736,400
         General and administrative ....................           399,900            325,300            751,700            618,800
         Software development ..........................           177,400             96,600            250,900            199,800
         Depreciation and amortization .................           149,900            113,200            261,200            177,800
                                                               -----------        -----------        -----------        -----------
                                                                 2,262,200          1,991,300        $ 4,219,900        $ 3,678,800
                                                               -----------        -----------        -----------        -----------

Income before income taxes .............................           295,000            467,100            570,000            875,600
         Income tax expense ............................          (116,100)          (183,500)          (224,200)          (343,300)
                                                               -----------        -----------        -----------        -----------

Net income .............................................       $   178,900        $   283,600        $   345,800        $   532,300
                                                               ===========        ===========        ===========        ===========
Net income per common share ............................       $       .05        $       .08        $       .10        $       .15
                                                               ===========        ===========        ===========        ===========
Weighted average common
         shares outstanding ............................         3,522,800          3,493,500          3,529,400        $ 3,455,300
                                                               ===========        ===========        ===========        ===========




              See accompanying notes to the financial statements.

                                   AVERT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                      SIX MONTHS ENDED JUNE 30
                                                                      ------------------------
                                                                         1998         1997
                                                                         ----         ----

Cash Flows From Operating Activities:
    Net income ....................................................   $ 345,800    $ 532,300
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization ............................     261,200      177,800
         Bad debt expense .........................................      13,100        8,100
         Increase/(decrease) in marketable securities and
                  other gains .....................................    (162,300)    (144,000)
         Changes in operating assets and liabilities:
              Accounts receivable .................................    (283,200)    (371,000)
              Prepaid expenses and other current assets ...........      12,500      (17,300)
              Accounts payable ....................................     180,100      115,600
              Accrued expenses ....................................     (52,800)     346,200
              Income taxes payable ................................     (40,000)     (30,400)
              Deferred revenue and deposits .......................       3,100       94,600
                                                                      ---------    ---------
         Net cash provided by operating activities ................   $ 277,500      711,900

Cash Flows from Investing Activities:
     Additions to furniture and equipment .........................    (319,200)    (909,400)
     Proceeds from sale of furniture and equipment ................        --           --
                                                                      ---------    ---------
           Net cash provided by investing activities ..............    (319,200)    (909,400)

Cash Flows from Financing Activities:
         Purchase of Treasury Stock ...............................    (171,200)        --
         Warrants exercised .......................................        --        530,800
         Dividends declared .......................................    (349,400)        --
                                                                      ---------    ---------
           Net cash provided by financing activities ..............    (520,600)     530,800

Increase/(Decrease) in Cash and Cash Equivalents ..................     562,300     (333,300)

Cash and Cash Equivalents, beginning of period ....................     580,000      360,300
                                                                      ---------    ---------

Cash and Cash Equivalents, end of period ..........................   $  17,700    $ 693,600
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

     The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1998. The Company believes that the three month report filed on Form 10-QSB is representative of its financial position, its results of operations and its cash flows as of and for the periods ended June 30, 1998 and 1997 covered thereby.

    "The Company" or "Avert" is used in this report to refer to Avert, Inc. The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to shareholders. This document may contain forward-looking statements that are made pursuant to the "safe harbor"
provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to Avert's growth and business strategies, regulatory matters affecting Avert, other plans and objectives of Avert, management for future operations and activities, expansion and growth of Avert's operations and other such matters. The words "believes," "expects," "intends," "strategy," "considers" or "anticipates" and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information.

     Impact of recently issued accounting standards. Statement of Financial Accounting Standards 128, "Earnings per Share" and Statement of Financial Accounting Standards 129 "Disclosure of Information About an Entity's Capital Structure". Statement 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion 15 "Earnings per Share". Statement 128 provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Statement 129 establishes standards for disclosing information about an entity's capital structure. Statements 128 and 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations

Comparison of quarters ended June 30, 1998 and June 30, 1997

     Total net revenues increased from $2,458,400 for the three month period ended June 30, 1997 to $2,557,200 for the comparable three month period in 1998 or approximately 4.0%. A key element in second quarter depressed revenue growth was that Avert's focus continued the shift toward managing conversion activities and communicating features and enhancements of the new computer system implemented in April, 1998, as opposed to new product growth and development and general marketing efforts. See "Liquidity and Capital Resources" in this item below. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                                                     Three Months Ended        Three Months Ended
                                                       June 30, 1998             June 30, 1997            Percent of
                                                   ---------------------     ---------------------         Increase
                                                     Revenues    % total      Revenues     % total        (Decrease)
                                                     --------    -------      --------     -------        ----------
Products:
  Workers compensation histories ...........       $  251,000      9.8%     $  299,600     12.2%             (16.2)%
  Criminal history reports .................       $1,462,000     57.2%     $1,253,200     51.0%              16.7%
  Previous employment reports/ .............       $  286,000     11.2%     $  293,600     11.9%              (2.6)%
     credit reports
  Motor vehicle driving records ............       $  255,700     10.0%     $  260,900     10.6%              (2.0)%
  Other products ...........................       $   99,300      3.9%     $  118,000      4.8%             (15.8)%
Services: ..................................       $  123,800      4.8%     $  118,800      4.8%               4.2%

Interest income ............................       $   80,800      3.2%     $   77,200      3.1%               4.7%

         NET REVENUES ......................       $2,557,200               $2,458,400                         4.0%


     The largest product growth of approximately 16.7% occurred in Criminal history reports. This product accounts for approximately 57.2% of total net revenues for 2nd quarter 1998 as compared to approximately 51.0% of total net revenues for 2nd quarter 1997.

     As predicted, sales in the Workers' compensation histories product line continues to decrease and represents approximately $251,000 in revenue in the three month period ended June 30, 1998 as compared to $299,600 in revenue in the same three month period of 1997. The Company believes this decrease is a result of increased regulation requirements, causing a background check of this type to be slower than desired for employers' need for quick hiring.

     Service sales experienced approximately 4.2% revenue growth from $118,800 in second quarter 1997 to $123,800 in second quarter 1998. This is primarily attributable to growth of the customer base membership in the Avert Advantage program, which increased from $37,600 in revenues for the second three month period in 1997, to $48,700 in revenues for the second three month period in 1998. In addition, membership fees were added for both the partner and reseller customers in second quarter 1998, representing approximately $18,300, as compared to $0 in the second quarter 1997. Two partner relationships, ADP and Restrak were formed in second quarter 1998 and are considered a focus for the remainder of 1998.

     Growth in the remaining sales categories remained flat as a percentage of total net revenues in the three month period ended June 30, 1998 as compared to the same three month period in 1997.

     Income before income taxes decreased from $467,100 in second quarter 1997 to $295,000 in second quarter 1998, or approximately 36.8% and represented approximately 19.0% of total net revenues in 1997 compared to approximately 11.5% in 1998, resulting from increases in several expense categories as well as depressed revenue growth.

     Total expenses increased from $1,991,300 for the three month period ended June 30, 1997 to $2,262,200 for the comparable period in 1998 or approximately 12.0%. A breakdown in expenses is as follows:


                                                       Three Months Ended               Three Months Ended      Increase (Decrease)
                                                         June 30, 1998                     June 30, 1997          % of Revenues
                                                    --------------------------        ------------------------  ------------------
                                                    Expenses      % of Revenue        Expenses    % of Revenue    1998 over 1997
                                                    --------      ------------        --------    ------------    --------------

Search and product ...........................    $1,174,900           45.9%       $1,051,000           42.8%         3.1%
Marketing ....................................       360,100           14.1           405,200           16.5         (2.4)
General and administration ...................       399,900           15.6           325,300           13.2          2.4
Software development .........................       177,400            6.9            96,600            3.9          3.0
Depreciation and amortization ................       149,900            5.9           113,200            4.6          1.3
                                                  ----------           ----        ----------           ----          ---

         Expenses ............................    $2,262,200           88.4%       $1,991,300           81.0%         7.4%
                                                  ==========           ====        ==========           ====          ===

     Search and product fees increased approximately 3.1% as a percentage of net revenues in the second quarter 1998 over the second quarter 1997. The majority of the increase was attributable to the increasing costs from sources of obtaining criminal history information, as well as the criminal history product as the one most susceptible to market pricing pressures. Another main area of increased expenses in this category resulted from increased personnel costs associated with staffing an expanded customer service department to improve customer coverage, and increased temporary staffing for the labor intensive products such as reference checks and education verifications. Additional labor costs, associated with the computer conversion, were approximately $16,600 for the second quarter 1998. In addition, there was a small increase in computer telephone costs associated with a greater percentage of customers moving to remote order placement and retrieval. There was a decrease in expenses when expressed as a percentage of total net revenues in the areas of motor vehicle records, workers' compensation reports, and name link reports.

     There was an approximate 2.4% decrease in marketing expenses as a percentage of total net revenues, in the second three months of 1998 as compared to the second three months of 1997. Though there is an on-going marketing campaign designed to target lead generation, marketing communication and market development for both current customers and new customers, as stated previously, the focus for all Avert personnel in second quarter 1998 was to manage the computer conversion and its impact on Avert customers. There were no outgoing marketing activities due to the implementation of the new computer system, its features and benefits. See "Liquidity and Capital Resources" below in this item for further discussion. Marketing personnel costs decreased as a percentage of total net revenues from approximately 7.3% in second quarter 1998 from 10.8% in second quarter 1997.

     General and Administrative expenses increased approximately $74,600 in the second three month period ended June 30, 1998, representing approximately 15.6% of total net revenues, as compared to the second three month period ended June 30, 1997 quarter 1997, representing 13.2% of total net revenues. The increase was primarily due to several main areas. Firstly, an additional $12,000 per quarter is being accrued for potential uncollectible accounts due to a substantial reseller write-off in accounts receivable. Secondly, Avert has increased personnel and their associated costs in the area of compliance to better staff the Help Desk resulting from the increased membership in the Avert Advantage programs. Lastly, there are additional costs of approximately $5,200 associated with errors and omission insurance, obtained during the first quarter of 1998 that was not in effect in second quarter 1997.

     The increase of approximately 3.0% in software development expenses as a percentage of total net revenues in the three month period ended June 30, 1998 as compared to the three month period ended June, 1997, resulted from the expenses related to the development of new software and upgrade of existing software. See "Liquidity and Capital Resources" below in this Item for further discussion. Increased staff and consultants to complete the conversion represented an approximate $61,000 increase in associated expenses from second quarter 1998 over second quarter 1997. In addition, additional education expenses were incurred in the three months ended June 30 1998 over 1997. These additional costs associated with enhancements will continue through 1998 as well.

     The depreciation and amortization expenses have increased by approximately 1.3% of total net revenues in the three month period in 1998 as compared to the same period in 1997 due to the fact that the software previously developed had been put into actual use fully on April 1, 1998. Capitalization occurred in the software development activities as well as additional computer hardware purchases required for the computer conversion.

     Income taxes remained stable for the combined federal and state statutory rate at approximately 39% for both second quarter 1998 and second quarter 1997, resulting in net income of $283,600 or $.08 per share on 3,493,484 shares for the second three months ended June 30, 1997, as compared to net income of $178,900 or $.05 per share on 3,522,799 shares for the second three months ended June 30, 1998.


Comparison of six months ended June 30, 1998 and June 30, 1997

     Net revenues increased from $4,554,400 for the six month period ended June 30, 1997, to $4,789,900 for the comparable six month period in 1998 or approximately 5.2%. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                                                       Six Months Ended       Six Months Ended
                                                         June 30, 1998          June 30, 1997          Percent of
                                                     -------------------     -------------------        Increase
                                                     Revenues    % total     Revenues    % total       (Decrease)
                                                     --------    -------     --------    -------       ----------
Products:
  Workers compensation histories ...........       $  492,800     10.3%     $  596,200     13.1%         (17.3)%
  Criminal history reports .................       $2,577,500     53.8%     $2,265,500     49.7%          13.8%
  Previous employment reports/ .............       $  554,300     11.6%     $  523,200     11.5%           6.0%
     credit reports
  Motor vehicle driving records ............       $  507,100     10.6%     $  522,400     11.5%          (2.9)%
  Other products ...........................       $  245,100      5.1%     $  223,600      4.9%          10.0%
Services: ..................................       $  248,900      5.2%     $  233,200      5.1%           6.7%

Interest income ............................       $  164,700      3.4%     $  154,400      3.4%           6.7%


         NET REVENUES ......................       $4,789,900               $4,554,400                     5.2%

     Moderate growth in sales of most all of the Company's products occurred during the first six months of 1998 with the largest increase being Criminal history reports. They represented approximately 53.8% of total net revenues, or $2,577,500 in the first six months of 1998, as compared to approximately 49.7% of total net revenues, or $2,265,500 in the first six months of 1997.

     Workers' compensation reports continued its downward trend, decreasing from $596,200 in revenues for the six month period ended June 30, 1997 to $492,800 in revenues for the six month period ended June 30, 1998. . The regulation requirements of this product have made it less viable in the marketplace.

     The Services category increased as a percentage of total net revenues by approximately 6.7% when comparing first six months of 1998 to first six months of 1997. The increase resulted primarily from increased membership in Avert Advantage programs, along with the implementation of the partner and reseller equivalent programs. Partner relationships will continue to be a focus of Avert through the end of 1998.

     The category of "Other Products" experienced an increase of approximately 10% of total net revenues in the first six months ended June 30, 1998 as compared to the first six months ended June 30, 1997. This increase was a result of increased employment applications sales and package sales. Packages are a direct result of increased capabilities made possible by the recent computer conversion, allowing customers to set up custom packages, comprised of products and services to allow ease of order entry. Avert believes this area will have a positive impact on future revenues.

         Income before income taxes decreased from $875,600 in the six month period ended June 30, 1997 to $570,000 in the six month period ended June 30, 1998 or approximately 34.9% and represented approximately 11.9% of net revenues in the first six months of 1998 compared to approximately 19.2% in the first six months of 1997.

         Total expenses increased from $3,678,800 for the six month period ended June 30, 1997 to $4,219,900 for the comparable period in 1997. A breakdown in expenses is as follows:


                                                      Six Months Ended               Six Months Ended          Increase (Decrease)
                                                        June 30, 1998                  June 30, 1997              % of Revenues
                                                 -------------------------       --------------------------    ------------------
                                                 Expense      % of Revenue       Expense       % of Revenue       1998 over 1997
                                                 -------      ------------       --------      ------------       --------------

Search and product ..................         $2,216,900           46.3%       $1,946,000           42.7%              3.6%
Marketing ...........................            739,200           15.4           736,400           16.2              (0.8)
General and administration ..........            751,700           15.7           618,800           13.6               2.1
Software development ................            250,900            5.2           199,800            4.4               0.8
Depreciation and amortization .......            261,200            5.5           177,800            3.9               1.6
                                              ----------           ----        ----------           ----               ---

         Expenses ...................         $4,219,900           88.1%       $3,678,800           80.8%              7.3%
                                              ==========           ====        ==========           ====               ===

     Total expenses increased approximately 7.3% as a percentage of total net revenues in the first six month period of 1998 as compared to the first six month period of 1997. The primary increase was in the area of Search and Products costs, which increased due to an increasingly large proportion of criminal history reports in Avert's product mix resulting in an increased proportion of product costs. In addition, this product is susceptible to a high degree of market pricing pressure, and there have been increases in data costs directly from public sources.

     The slight decrease in Marketing expenses in the six month period ended June 30, 1998 over the six month period ended June 30, 1997 resulted primarily from a decrease in outgoing marketing activities due to the in-house computer conversion activities.

     There was an increase of approximately 2.1% of total net revenues in general and administrative expenses in the first six month period ended June 30, 1998 as compared to the same period in 1997, resulting primarily from increased accruals for uncollectible accounts, and increased personnel costs for compliance.

     Due to the development of new software used in revenue generation activities and increased computer hardware costs associated with this software, depreciation and amortization expenses have increased approximately 1.6% of total net revenues from the six month period ended June 30, 1997 to the six month period ended June 30, 1998. Phase I of the software began depreciating in the second quarter 1997, and Phase II software depreciation began in April, 1998.

     Income taxes varied slightly for the combined federal and state statutory rate of approximately 39% in both of the first six months of 1997 and 1998. This resulted in a decrease of net income of $532,300 or $.15 per share on 3,455,300 shares for the six months ended June 30, 1997, to net income of $345,800 or $.10 per share on 3,529,400 shares for the six months ended June 30, 1998.


Liquidity and Capital Resources

     The Company's financial position at June 30, 1998 remained strong with working capital at that date of $7,309,400 compared to $7,543,000 at December 31,1997. Cash and cash equivalents and marketable securities at June 30, 1998 were $6,293,000 and decreased from $6,693,000 at December 31, 1997. Net cash provided from operations for the six month period ended June 30, 1998 was $277,500 and consisted primarily of net income of $345,800, a $283,200 increase in accounts receivable, a $180,100 increase in accounts payable, and a $261,200 increase in depreciation expenses. The Company had capital expenditures of $319,200 for the six month period ended June 30, 1998 as compared to $909,400 for the six months ended June 30, 1997. The majority of the capital expenditures during the six months ended June 30, 1998 were attributable to the development of new software and upgrade of existing hardware and software. The Company expects ongoing enhancements to its computer system through 1998. Such enhancements are believed to be necessary in order to foster cost-effective partnerships. Other enhancements are expected to directly enhance Avert's ability to produce a higher volume of reports without incurring additional staffing expenses. Development and upgrade of the software will be financed by available cash derived from past or continued operations. Implementation of the new software was April, 1998 with ongoing enhancements throughout 1998. Net cash used in financing activities for the six month period ended June 30, 1998 was $520,600 and consisted of $171,200 for stock repurchased and $349,400 for the special dividend declared in first quarter, 1998.


                           PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings

          NONE


ITEM 6.   Exhibits and Reports on Form 8-K

          (a)     4th Quarter and Year-End Results

          (b)     Errors and Omissions Insurance Coverage

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AVERT, INC.


DATE:   August 13, 1998                BY: /s/ Dean A. Suposs
                                          --------------------------------------
                                          Dean A. Suposs, President



DATE:   August 13, 1998                BY: /s/ Jamie M. Burgat
                                          --------------------------------------
                                          Jamie M. Burgat, Vice President of
                                          Operations and Chief Financial Officer