Form 10QSB
period 1998-09-30
AVERT INC
filed 1998-11-13
CIK 920909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                [ X ] Yes [ ] No

As of November 9, 1998 the issuer had 3,323,025 shares of Common Stock, no par value, outstanding.

                 Transitional Small Business Disclosure Format.
                                [ ] Yes [ X ] No

Form 10-QSB
Quarter Ended September 30, 1998


                                      INDEX


                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

     ITEM 1.  Financial statements

              Unaudited balance sheets......................................  3

              Unaudited statements of income................................  4

              Unaudited statements of cash flows............................  5

              Notes to unaudited financial statements........................ 6

     ITEM 2.  Management's Discussion and Analysis or
              Plan of Operations............................................  7


PART II - OTHER INFORMATION

     ITEMS 1, 2, 3, 4, 5 and 6                                   Not applicable


     Signatures...........................................................   13

                         PART I - FINANCIAL INFORMATION
                                   AVERT, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                                               1998           1997
                                                                                           ------------    -----------
                                                                                           (unaudited)
Current assets:
         Cash and cash equivalents ...................................................   $    (37,000)   $    580,000
         Marketable securities .......................................................      6,355,000       6,113,000
         Accounts receivable, net of allowance .......................................      1,351,000       1,135,000
         Prepaid expenses and other ..................................................        199,000         304,000
                                                                                         ------------    ------------
                  Total current assets ...............................................   $  7,868,000       8,132,000

Property and equipment, net ..........................................................      3,344,000       3,399,000
                                                                                         ------------    ------------


Total assets .........................................................................   $ 11,212,000    $ 11,531,000
                                                                                         ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable ............................................................   $    464,000    $    388,000

         Accrued expenses ............................................................         94,000         201,000

         Deferred revenue ............................................................         59,000               0
                                                                                         ------------    ------------

                  Total current liabilities ..........................................        617,000         589,000

         Deferred Taxes ..............................................................        507,000         507,000
                                                                                         ------------    ------------
                  Total liabilities ..................................................   $  1,124,000    $  1,096,000

Shareholders' equity:
         Preferred shares, no par value; authorized
           1,000,000 shares; none outstanding ........................................           --              --

         Common stock, no par value; authorized
           9,000,000 shares; 3,339,025 shares issued
           and outstanding ...........................................................      4,786,000       5,276,000
         Retained earnings ...........................................................      5,302,000       5,159,000
                                                                                         ------------    ------------

                  Total shareholders' equity .........................................   $ 10,088,000    $ 10,435,000
                                                                                         ------------    ------------

Total liabilities and shareholders' equity ...........................................   $ 11,212,000    $ 11,531,000
                                                                                         ============    ============


               See accompanying notes to the financial statements.

                                   AVERT, INC.
                              STATEMENTS OF INCOME
                                   (unaudited)

                                                            Three Months Ended                 Nine Months Ended
                                                                  Sept 30,                          Sept 30,
                                                            --------------------            ---------------------
                                                            1998            1997            1998             1997
                                                            ----            ----            ----             ----
Net revenues:
         Search and product fees ................     $ 2,504,700     $ 2,410,500     $ 7,126,800      $ 6,772,300
         Interest and other income ..............          85,500         113,900         253,400          306,500
                                                      -----------     -----------     -----------      -----------
                                                      $ 2,590,200     $ 2,524,400     $ 7,380,200      $ 7,078,800

Expenses:
         Search and product costs ...............       1,269,400       1,104,800       3,540,700        3,050,900
         Marketing ..............................         414,500         325,200       1,153,600        1,061,600
         General and administrative .............         346,000         327,500       1,043,500          945,400
         Software development ...................         169,200          81,700         420,100          281,500
         Depreciation and amortization ..........         150,900         113,200         412,100          291,700
                                                      -----------     -----------     -----------      -----------
                                                      $ 2,350,000     $ 1,952,400     $ 6,570,000      $ 5,631,100
                                                      -----------     -----------     -----------      -----------

Income before income taxes ......................         240,200         572,000         810,200        1,447,700

         Income tax expense .....................        ( 93,400)       (224,900)       (317,500)        (568,300)
                                                      -----------     -----------     -----------      -----------
Net income ......................................     $   146,800     $   347,100     $   492,700      $   879,400
                                                      ===========     ===========     ===========      ===========
Net income per common share .....................     $       .04     $       .10     $       .15      $       .25
                                                      ===========     ===========     ===========      ===========
Weighted average common
         shares outstanding .....................       3,366,320       3,502,758       3,381,753        3,574,525
                                                      ===========     ===========     ===========      ===========







               See accompanying notes to the financial statements.

                                   AVERT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                     NINE MONTHS ENDED SEPTEMBER 30
                                                                                     ------------------------------
                                                                                         1998               1997
                                                                                         ----               ----

Cash Flows From Operating Activities:
    Net income .............................................................       $   492,700        $   879,400
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization .....................................           412,100            291,700
         Bad debt expense ..................................................            27,400             19,500
         (Increase)/decrease in marketable securities and
                  other gains ..............................................          (242,500)           288,700
         Changes in operating assets and liabilities:
              Accounts receivable ..........................................          (242,000)          (510,700)
              Prepaid expenses and other current assets ....................           104,900             (7,500)
              Other assets .................................................            (3,500)              --
              Accounts payable .............................................           123,900             (  800)
              Accrued expenses .............................................             1,000            239,000
              Income taxes payable .........................................          (106,700)           119,700
              Deferred revenue and deposits ................................            10,300             47,200
                                                                                   -----------        -----------
         Net cash provided by operating activities .........................       $   577,600        $ 1,366,200

Cash Flows from Investing Activities:
     Additions to furniture and equipment ..................................          (354,900)        (1,132,200)
     Proceeds from sale of furniture and equipment .........................              --                 --
                                                                                   -----------        -----------
           Net cash used in investing activities ...........................          (354,900)        (1,132,200)

Cash Flows from Financing Activities:
         Purchase of Treasury Stock ........................................          (490,100)              --
                  Warrants exercised .......................................              --              530,800
         Dividends Declared ................................................          (349,400)              --
                                                                                   -----------        -----------
           Net cash provided by (used in) financing activities .............          (839,500)           530,800

Increase/(Decrease) in Cash and Cash Equivalents ...........................          (616,800)           764,800

Cash and Cash Equivalents, beginning of period .............................           579,500            360,300
                                                                                   -----------        -----------
Cash and Cash Equivalents, end of period ...................................       $  ( 37,300)       $ 1,125,200
                                                                                   ===========        ===========





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

     The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1998. The Company believes that the three month report filed on Form 10-QSB is representative of its financial position, its results of operations and its cash flows as of and for the periods ended September 30, 1998 and 1997 covered thereby.

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

New Pronouncement. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's financial statements for the year ended June 30, 2001 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued in February 1998. This statement revises the disclosure requirement for pensions and other postretirement benefits. This statement is effective for the Company's financial statements for the year ended June 30, 1999 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. This statement establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosure about products and services, geographical areas and major customers. This statement is effective for the company's financial statements for the year ended June 30, 1999 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997. This statement establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all components of comprehensive income shall be classified based on their nature and shall be reported in the financial statements in the period in which they are recognized. A total amount for comprehensive income shall be displayed in the financial statements where the components of other comprehensive income are reported. This statement is effective for the Company's financial statements for the year ended June 30, 1999 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations

Comparison of quarters ended September 30, 1998 and September 30, 1997

Total net revenues increased from $2,524,400 for the three month period ended September 30, 1997 to $2,590,200 for the comparable three month period in 1998 or approximately 3.0%. A key factor in third quarter depressed revenue growth was our recent technology conversion. See "Liquidity and Capital Resources" in this item below. In an effort to minimize impact on Avert's customers, the Company instituted a "no questions asked" credit policy through the third quarter. This policy resulted in extraordinary amount of credits processed (directly reducing revenues) due to delays and inconveniences caused by the conversion. Since the expiration of this credit policy, the amount of customer credits being processed has returned to an average level. We have begun to see improvements from the new system and are excited about our long-term growth potential. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                                                Three Months Ended       Three Months Ended
                                                September 30, 1998       September 30, 1997    Percent of
                                              ---------------------    ---------------------    Increase
                                              Revenues      % total    Revenues      % total   (Decrease)
                                              --------      -------    --------      -------   ----------
Products:
  Workers compensation histories ..........  $  253,200        9.8%   $  297,600      11.8%      (14.9)%
  Criminal history reports ...............   $1,461,000       56.4%   $1,270,200      50.3%       15.0 %
  Previous employment reports/ ...........   $  298,100       11.5%   $  329,500      13.1%       (9.5)%
     credit reports
  Motor vehicle driving records ..........   $  243,100        9.4%   $  251,300      10.0%       (3.3)%
  Other products .........................   $   91,700        3.5%   $   96,700       3.8%       (5.2)%
Services: ................................   $  160,300        6.2%   $  141,600       5.6%       13.2 %

Interest income ..........................   $   80,400        3.1%   $   80,100       3.2%        0.0 %


         NET REVENUES ....................   $2,590,200               $2,524,400                   3.0 %

     The largest product growth of approximately 15.0% occurred in Criminal history reports. This product continues to increase both in terms of revenues and percentage of sales. It accounts for approximately 56.4% of total net revenues for 3rd quarter 1998 as compared to approximately 50.3% of total net revenues for 3rd quarter 1997.

     The second largest product group, Previous employment and credit reports accounted for approximately 11.5% of total net revenues for the third nine month period of 1998 as compared to approximately 13.1% of total net revenues for the comparable period of 1997. Within this group, an approximate 16.5% growth occurred in credit reports and represented approximately $101,300 in revenues in the 3rd quarter 1998 as compared to $86,900 in the 3rd quarter 1997. Previous employment revenues decreased to approximately $196,700 in the three month period ended September 30, 1998 as compared to approximately $269,200 in the three month period ended September 30, 1997. In addition to the extraordinary amount of credits mentioned above, Avert has decreased its selling price for this product from $7.32 average price in third quarter 1997 to $6.45 average price in third quarter 1998.

     As predicted, sales in the Workers' compensation histories product line continue to decrease and represent approximately $253,200 in revenue in the three month period ended September 30, 1998 as compared to $297,600 in revenue in the same three month period of 1997. The Company believes this decrease is a result of increased regulation requirements, causing a background check of this type to be slower and more effort than desired for employers' need for quick hiring.

     Service sales experienced approximately 13.2% revenue growth from $141,600 in third quarter 1997 to $160,300 in third quarter 1998. This is primarily attributable to growth of the customer base membership in the Avert Advantage program, which increased from $45,000 in revenues for the third three month period in 1997, to $81,500 in revenues for the third three month period in 1998. In addition, the membership fees for partner and reseller customers that were implemented earlier in 1998, represented approximately $28,200 in revenues in third quarter 1998, as compared to $0 in the third quarter 1997. During the third quarter 1998, Avert, Inc. announced the extension of an earlier pilot agreement with ADP. The extension called for Avert services to be offered to ADP customers in the greater Chicago area during a 90-day pilot. Avert and ADP management are scheduled to begin discussions regarding the outcome of the pilot and future marketing efforts to the ADP customer based.

     Growth in the remaining sales categories remained flat as a percentage of total net revenues in the three month period ended September 30, 1998 as compared to the same three month period in 1997.

     Income before income taxes decreased from $347,100 in third quarter 1997 to $146,800 in third quarter 1998, or approximately 57.7% and represented approximately 13.7% of total net revenues in 1997 compared to approximately 5.7% in 1998, resulting from increases in several expense categories as well as depressed revenue growth.

     Total expenses increased from $1,952,400 for the three month period ended September 30, 1997 to $2,350,000 for the comparable period in 1998 or approximately 20.4%. A breakdown in expenses is as follows:

                                         Three Months Ended         Three Months Ended    Increase (Decrease)
                                         September 30, 1998         September 30, 1997      % of Revenues
                                       -----------------------    ----------------------  ------------------
                                       Expenses   % of Revenue    Expenses  % of Revenue    1998 over 1997
                                       --------   ------------    --------  ------------    --------------
Search and product ...............   $1,269,400      49.0%      $1,104,800      43.8%          5.2%
Marketing ........................      414,500      16.0          325,200      12.9           3.1
General and administration .......      346,000      13.4          327,500      13.0            .4
Software development .............      169,200       6.5           81,700       3.2           3.3
Depreciation and amortization ....      150,900       5.8          113,200       4.4           1.4
                                     ----------      ----       ----------      ----          ----

         Expenses ................   $2,350,000      90.7%      $1,952,400      77.3%         13.4%
                                     ==========      ====       ==========      ====          ====

     Search and product fees increased approximately 5.2% as a percentage of net revenues in the third quarter 1998 over the third quarter 1997. The majority of the increase was attributable to the increasing costs from sources of obtaining criminal history information, as well as the criminal history product, Avert's largest product group, as the one most susceptible to market pricing pressures. Another main area of increased expenses in this category resulted from increased personnel costs associated with staffing an expanded customer service department and initiation of a quality assurance department to improve overall customer service. There was a decrease in expenses when expressed as a percentage of total net revenues in the areas of motor vehicle records, telephone costs and name link reports.

     There was an approximate 3.1% increase in marketing expenses as a percentage of total net revenues, in the third three months of 1998 as compared to the third three months of 1997. There is an on-going marketing campaign designed to target lead generation, marketing communication and market development for both current customers and new customers. The majority of the increase in marketing expenses was costs associated with increased lead generation activities. In addition, there was increased commissions paid to partners in third quarter 1998 as compared to third quarter 1997. Marketing personnel costs decreased as a percentage of total net revenues from approximately 5.6% in third quarter 1998 from 6.5% in third quarter 1997.

     General and Administrative expenses increased slightly representing approximately 13.4% of total net revenues in the third three month period ended September 30, 1998, as compared to approximately 13.0% of total net revenues in the third three month period ended September 30, 1997. The increase was primarily due to an increase in accruals for potential uncollectible accounts and the acquisition of errors and omission insurance in 1998.

     The increase of approximately 3.3% in software development expenses as a percentage of total net revenues in the three month period ended September 30, 1998 as compared to the three month period ended September 30, 1997, resulted from the no longer capitalizing personnel and consultant costs associated with software development and upgrade in third quarter 1998 as was done in third quarter 1997. Additional consultant and training costs associated with enhancements will continue through 1998.

     The depreciation and amortization expenses have increased by approximately 1.4% of total net revenues in the three month period in 1998 as compared to the same period in 1997 due to the fact that the software previously developed had been put into actual use fully on April 1, 1998.

     Income taxes remained stable for the combined federal and state statutory rate at approximately 39% for both third quarter 1998 and third quarter 1997, resulting in net income of $347,100 or $.10 per share on 3,502,758 shares for the third three months ended September 30, 1997, as compared to net income of $146,800 or $.04 per share on 3,366,320 shares for the third three months ended September 30, 1998.

Comparison of nine months ended September 30, 1998 and September 30, 1997

     Net revenues increased from $7,078,800 for the nine month period ended September 30, 1997, to $7,380,200 for the comparable nine month period in 1998 or approximately 4.3%. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                                                Nine Months Ended            Nine Months Ended
                                                September 30, 1998           September 30, 1997      Percent of
                                               -------------------          -------------------       Increase
                                               Revenues   % total           Revenues      % total    (Decrease)
                                               --------   -------           --------      -------    ----------
Products:
  Workers compensation histories ..........  $  746,100     10.1%         $  893,900        12.6%      (16.5)%
  Criminal history reports ...............   $4,038,500     54.7%         $3,535,700        49.9%       14.2 %
  Previous employment reports/ ...........   $  882,000     12.0%         $  926,500        13.1%       (4.8)%
     credit reports
  Motor vehicle driving records ..........   $  750,300     10.2%         $  773,700         10.9       (3.0)%
  Other products .........................   $  307,200      4.2%         $  273,100         3.9%       12.5 %
Services: ................................   $  409,100      5.5%         $  374,800         5.3%        9.2 %

Interest income ..........................   $  245,100      3.3%         $  234,500         3.3%        4.5 %


         NET REVENUES ....................   $7,380,200                   $7,078,800                     4.3 %

     Moderate growth in sales of most of the Company's products occurred during the first nine months of 1998 with the largest increase being Criminal history reports. They represented approximately 54.7% of total net revenues, or $4,038,500 in the first nine months of 1998, as compared to approximately 49.9% of total net revenues, or $3,535,700 in the first nine months of 1997.

     Workers' compensation reports continued its downward trend, decreasing from $893,900 in revenues for the nine month period ended September 30, 1997 to $746,100 in revenues for the nine month period ended September 30, 1998. The regulation requirements of this product have made it less viable in the marketplace.

     The Services category increased as a percentage of total net revenues by approximately 9.2% when comparing first nine months of 1998 to first nine months of 1997. The increase resulted primarily from increased membership in Avert Advantage programs, along with the implementation of the partner and reseller equivalent programs.

     The category of "Other Products" experienced an increase of approximately 12.5% of total net revenues in the first nine months ended September 30, 1998 as compared to the first nine months ended September 30, 1997. This increase was a result of increased employment applications sales, Name Link, and package sales. Packages are a direct result of increased capabilities made possible by the recent computer conversion, allowing customers to set up custom packages, comprised of products and services to allow ease of order entry. Avert believes this area will have a positive impact on future revenues.

     Income before income taxes decreased from $1,447,700 in the nine month period ended September 30, 1997 to $810,200 in the nine month period ended September 30, 1998 or approximately 44.0%, and represented approximately 11.0% of net revenues in the first nine months of 1998 compared to approximately 20.5% in the first nine months of 1997.

         Total expenses increased from $5,631,100 for the nine month period ended September 30, 1997 to $6,570,000 for the comparable period in 1998. A breakdown in expenses is as follows:

                                               Nine Months Ended            Nine Months Ended      Increase (Decrease)
                                              September 30, 1998           September  30, 1997        % of Revenues
                                             ----------------------      -----------------------   ------------------
                                             Expense   % of Revenue      Expense    % of Revenue     1998 over 1997
                                             -------   ------------      -------    ------------     --------------

Search and product ....................   $3,540,700       48.0%       $3,050,900     43.1%               4.9%
Marketing .............................    1,153,600       15.6         1,061,600     15.0                0.6
General and administration ............    1,043,500       14.1           945,400     13.3                0.8
Software development ..................      420,100        5.7           281,500      4.0                1.7
Depreciation and amortization..........      412,100        5.6           291,700      4.1                1.5
                                          ----------       ----        ----------     ----                ---


         Expenses .....................   $6,570,000       89.0%       $5,631,100     79.5%               9.5%
                                          ==========       ====        ==========     ====                ===

     Total expenses increased approximately 9.5% as a percentage of total net revenues in the first nine month period of 1998 as compared to the first nine month period of 1997. The primary increase was in the area of Search and Products costs, which increased due to an increasingly large proportion of criminal history reports in Avert's product mix resulting in an increased proportion of product costs. In addition, this product is susceptible to a high degree of market pricing pressure, and there have been increases in data costs directly from public sources.

     The slight increase in Marketing expenses in the nine month period ended September 30, 1998 over the nine month period ended September 30, 1997 resulted primarily from an increase in outgoing marketing activities.

     There was an increase of approximately 2.1% of total net revenues in general and administrative expenses in the first nine month period ended September 30, 1998 as compared to the same period in 1997, resulting primarily from increased accruals for uncollectible accounts, and the acquisition of errors and omissions liability insurance..

     Due to the development of new software used in revenue generation activities and increased computer hardware costs associated with this software, depreciation and amortization and software development personnel expenses have increased as a percent of total net revenues from the nine month period ended September 30, 1997 to the nine month period ended September 30, 1998. Phase I of the software began depreciating in the second quarter 1997, and Phase II software depreciation began in April 1998.

     Income taxes varied slightly for the combined federal and state statutory rate of approximately 39% in both of the first nine months of 1997 and 1998. This resulted in a decrease of net income of $879,400 or $.25 per share on 3,574,525 shares for the nine months ended September 30, 1997, to net income of $492,700 or $.15 per share on 3,381,753 shares for the nine months ended September 30, 1998.

Liquidity and Capital Resources

     The Company's financial position at September 30, 1998 remained strong with working capital at that date of $7,251,000 compared to $7,543,000 at December 31,1997. Cash and cash equivalents and marketable securities at September 30, 1998 were $6,318,000 and decreased from $6,693,000 at December 31, 1997. Net cash provided from operations for the nine month period ended September 30, 1998 was $577,600 and consisted primarily of net income of $492,700, a $242,000 increase in accounts receivable, a $123,900 increase in accounts payable, and a $412,100 increase in depreciation expenses. The Company had capital expenditures of $354,900 for the nine month period ended September 30, 1998 as compared to $1,132,200 for the nine months ended September 30, 1997. The majority of the capital expenditures during the nine months ended September 30, 1998 were attributable to the development of new software and upgrade of existing hardware and software. The Company expects ongoing enhancements to its computer system through 1998. Such enhancements are believed to be necessary in order to foster cost-effective partnerships. Other enhancements are expected to directly enhance Avert's ability to produce a higher volume of reports without incurring additional staffing expenses. Development and upgrade of the software will be financed by available cash derived from past or continued operations. Implementation of the new software was April, 1998 with ongoing enhancements throughout 1998. Net cash used in financing activities for the nine month period ended September 30, 1998 was $839,500 and consisted of $490,100 for stock repurchased and $349,400 for the special dividend declared in first quarter, 1998.


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

     The Year 2000 problem may impact other entities, with which the Company transacts business, and the Company cannot predict the effect of Year 2000 problems on such entities. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.


                           PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings

          NONE


ITEM 6.   Exhibits and Reports on Form 8-K

          (a) Joint Marketing Agreement with Restrac, Inc.

          (b) Second Stage Pilot with ADP

          (c) Additional Funds Approved for Repurchase of Shares

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AVERT, INC.


DATE:   November 11, 1998              BY: /s/ Dean A. Suposs
                                          --------------------------------------
                                          Dean A. Suposs, President



DATE:   November 11, 1998              BY: /s/ Jamie M. Burgat
                                          --------------------------------------
                                          Jamie M. Burgat, Vice President of
                                          Operations and Chief Financial Officer