Form 10KSB
period 1998-12-31
AVERT INC
filed 1999-03-23
CIK 920909

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                           COMMON STOCK, No Par Value
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form KSB. [ ]

     The issuer's revenues for the year ended December 31, 1998 were $9,961,800.

     The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 19, 1999 was $11,444,984.

     As of March 19, 1999, the issuer had outstanding 3,323,025 shares of Common Stock, No par Value, its only class of Common Stock.

                       DOCUMENT INCORPORATED BY REFERENCE

     The following document is incorporated by reference into Part III of this Annual Report on Form 10-KSB: Definitive Proxy Statement for the issuer's 1999 Annual Meeting of Shareholders.

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


ITEM 1.  Description of Business.

General

     The Company was organized as a Colorado corporation in June 1986 under the name Hire Risk Services Corporation. In May 1987, the Company changed its name to Avert, Inc. In June, 1994, the Company completed an initial public offering ("IPO") of Units, each unit consisting of one share of the Company's Common Stock and one Redeemable Warrant. The Company received total net proceeds received from the IPO and the exercise of the Redeemable Warrants of approximately $4,955,000. The net proceeds are currently intended to be used to acquire other companies, assets, and/or product lines that either complement or expand the Company's existing business. None of the net proceeds has been expended to date. For additional information concerning the IPO, see "Market for Common Equity" and related Stockholder Matters, " in Part II, Item 5, below. Avert is an information service bureau engaged primarily in the business of verifying job applicant background information for employers. The background checks are made through the use of databases and a national network of couriers (engaged on an independent contractor basis) developed by the Company since its incorporation in June, 1986. The background information products and services currently provided by the Company consist of: criminal records, workers' compensation histories, driving records, reference checks, credit histories, social security number use, and education and credential validation and employment application forms. The self-screen drug testing kit piloted in 1997 was not added to the Avert product line.

     The Company believes that employers increasingly are realizing the benefits of background checking of employees and verification of employment applications, not only because of the desire to help assure a better quality employee, but also, in some industries, the concern with negligent hiring lawsuits. The Company has approximately 10,260 customers located throughout the United States. During 1998, sales were made in 50 states, the District of Columbia, Puerto Rico, and Virgin Islands. Approximately 64% of total sales were made in 10 states (Colorado, Texas, Illinois, Oregon, Missouri, California, North Carolina, Minnesota, Florida, and Kansas), with Colorado sales representing approximately 16% of total sales, and Texas sales representing approximately 13% of total sales. The Company's business strategy is to accelerate market presence throughout the United States.

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


Products and Services

     General. The Company's products and services are designed to verify job applicant background information for employers and consist of database searches through the use of the Company's in-house computer system and manual retrieval and copying of public records by Avert's network courier system. Avert customers may request and receive records by Internet, telephone, mail or by facsimile. This network is available 24 hours per day, seven days a week. Avert customizes its Internet service for larger customers on a for fee basis. Avert products and services may be ordered by telephone, mail or by facsimile, or by using a modem-equipped personal computer or terminal to access the Company's on-line network. This network is available 24 hours per day, seven days a week. Avert does not sell or license software to its customers.

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

     During 1996 the Company budgeted approximately $1.5 million to develop new software and upgrade its existing software, of which approximately $450,000 was expended in 1996, approximately $1,181,000 was expended in 1997, and approximately $191,000 was expended in 1998. The upgrade was completed in April, 1998. The total cost of the upgrade was approximately $1.82 million, and exceeded the $1.5 million budget by $322,000. The Company expects the new software and upgrade of its existing software to allow the Company to: (1) manage its higher volume with a lower cost per transaction; (2) introduce new products and services at a much quicker pace; (3) directly integrate the Company's information technology systems with strategic partners, suppliers, and large customers; and (4) maintain the Company's competitive position and provide leading edge, but safe and proven, technology for its customers.

     The Company's network courier system consists currently of persons and small companies variously located throughout the United States. The couriers are engaged as independent contractors by written agreements which provides for payment of a fee on a per document, per day or monthly basis. The number of couriers in each state depends on the size of the state, population density, number of counties within the state, and the organization of the court systems within the state. In first quarter of 1999, the Company began the test phase of an on-line vendor management system to aid in managing of its courier network.


     Products and Services. The Company currently offers the following products and services:

          Criminal Histories--Searches selected geographical areas for the presence of a criminal record. This background information is available statewide from 32 states or from all 3,300 counties in the United States on a county-by-county basis or from federal district courts. The remaining 18 states do not have an accessible statewide depository for this type of information. This information is retrieved by Avert through its network courier system, computer access directly into the states and certain counties or, in some instances, by facsimile, mail, and telephone.

          Workers' Compensation Histories--Used to confirm on-the-job injuries in compliance with the Americans with Disabilities Act of 1990 (referred to herein as the "ADA"). Avert has been collecting and storing workers' compensation data since the Company's inception. The Company currently has approximately 6.3 million workers' compensation records in its database, and believes that it was the first information service bureau to compile this type of data on a nationwide basis and offer this background service to employers. Avert also believes that it has the largest number of workers' compensation records and the largest network of workers' compensation histories in the United States. Avert can currently provide workers' compensation information from 42 states through the use of its database and network courier system. Such information from the remaining eight states is not currently available because of state law prohibiting the release of the information, refusal by the states to release the information or inadequate state record retrieval systems.

          Education/Credential Confirmation--Confirms date of attendance, degrees earned, or association credentials. This background information is obtained by Avert personnel directly from the educational institutions or associations through the use of the telephone, fax or mail.

          Reference Check--Provides a standard reference check confirming dates of employment, salary, duties and title information, with the ability to add custom questions in order to meet specific customer needs. The product gives employers a wide range of reference choices. This background information is also obtained by Avert personnel by telephone, fax or mail directly from previous employers or personal references.

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

          Credit Link--Confirms certain credit information. This background information is a special form of a common "credit report" designed for employment purposes only. The report complies with current provisions of the Fair Credit Reporting Act, as amended ("FCRA"). See "Government Regulation" below in this Item 1. Avert serves as a broker for this information for all three of the major credit bureaus (Equifax, TRW and TransUnion) and retrieves the information from these credit bureaus through software purchased by Avert from a nonaffiliated third party. Avert customers may order any combination of the three credit bureaus. In 1998, Avert began offering an Instant Credit Link, which is a Credit Link described above, available instantly.

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

          Instant Address Link--Through its links with the service bureaus the company offers an address locator service that identifies up to three known addresses for an applicant, based on social security number usage. Customers can match the findings of the report with information provided by the applicant. Additionally, Instant Address Link "builds" a ready to go order for criminal records searches that match the addresses identified. Customers can order the criminal records on-line with just a click of the mouse.

          Adverse Action--As a result of changes to the FCRA in 1997 and 1998, employers are required to notify applicants of any information obtained from a consumer reporting agency that may adversely affect the applicants employment potential with the employer. Further, the applicant must be informed of his/her rights and be provided a copy of the findings. Avert will provide this Adverse Action service on a fee per applicant basis.

          AvertSelect--In 1998 the Company contracted with Interactive Voice Technology for the purpose of providing screening services that do not fall under the FCRA regulations. AvertSelect is an automated applicant registration and interview system to pre-screen potential applicants. AvertSelect was tested for market acceptance in 1998 and announced as a new product offering. Currently the Company has one large customer using the system and several prospects for additional users.

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

     Subscription Program

     In July 1996, the Company began offering customers the Avert Advantage customer subscription service. This service provides access to a library of Human Resources documents including hiring processes and forms, access to the Knowledgelink Help Desk for consulting assistance and unlimited free FirstChecks. Additionally, this service provides instant access to hiring process information. Advantage customers also receive a discount based on the number of months they have been a customer. A $10.00 monthly fee is collected for each Advantage customer. The Company has obtained approximately 2,180 such customers through December 31, 1998.


Business Strategy

     Avert's primary objective is to position the Company as one of the highest quality, most innovative background checking companies in the United States and ultimately to expand into the international market. The basic elements of Avert's strategies are as follows:

o Accelerated Market Presence. Avert intends to continue the acceleration of its market presence throughout the United States by further expanding and refining sales and marketing techniques used by it over the past several years, including: (1) face-to-face selling with prospective customers, primarily larger companies; (2) in-house telemarketing to existing customers and to prospective customers who have shown an interest in purchasing Avert's products and services; (3) independent resellers; (4) public relations; (5) participation in trade shows and seminars; (6) advertising in trade publications; (7) Internet marketing programs through links the company's Web Site; and (8) marketing partnerships with providers of human resource software and service products. See "Marketing and Sales" below in this Item 1.

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

o Quality Customer Service and Support. In order to offer customers quality service and support, Avert has developed and will continue to enhance a client service and support program which includes: (1) the availability of a customer service representative twelve hours a day Monday through Friday; (2) in-house training of all customer service representatives on Avert products; (3) quality control checks for Avert products; and (4) minimum acceptable performance guidelines for employees.

     In addition, Avert realizes the importance of long-term employees to the success of its operations and, therefore, strives to provide a positive work environment and benefits package for employees.

o Technological. Avert will continue to monitor its computer and delivery systems for enhancements for quality of service to, and ease of use by, Avert customers. For 1998, the Company completed development of new software and upgraded its existing software. See "Products and Services - General," below in this Item 1. A total of approximately $450,000 was spent in 1996, $1,181,000 was spent in 1997, and approximately $191,000 was spent in 1998.

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

o Distribution Partnerships. Distribution partnerships have been established with several large providers of human resource software and/or services. In January, 1998 the Company announced such an agreement with the Restrac Software Company. Distribution partners introduce Avert to their customer base and encourage the use of Avert products and services through an easy to use Internet connection. Partners also prepay for certain base level services on behalf of their customers. Avert and the Distribution partner share revenues (varying percentages) from the partner customer base.



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

     Avert employs a direct marketing model for lead generation, marketing communication and market development. There are 19 employees at the Company's headquarters in Fort Collins, Colorado, who are involved in marketing activities and are managed by a Director of Marketing and Planning. Additionally, the Company has established a reseller distribution channel to develop and convert leads to sales and to implement territory development programs.

     A significant portion of the Company's marketing budget is used for lead generation programs. Various forms of direct marketing techniques such as fax, direct mail and target advertising are used to generate leads. Qualified leads are distributed to the Company's in-house telemarketing staff. The Company's marketing programs for territory development include, advertising, co-branding with franchise customers, exhibitions at trade shows and public relations.

     In 1998 the Company increased its focus on sales to large corporate ($100,000 potential) accounts that match the Company's profile for a "targeted" customer. A "targeted" customer is served through Internet workflow management of its internal hiring process. Avert has several such customers that use AvertNet to this advantage and believes that there is a rapidly growing number of large customers that meet this requirement. During the fourth quarter of 1998 a national sales manager was hired to staff and direct these activities.

     The indirect sales channel includes resellers who value-add to and private label Avert products and are paid commissions for selling Avert products. Currently there are approximately 427 resellers.


Customers

     The Company currently has approximately 10,260 customers located throughout the United States. During 1998, sales were made in 50 states, District of Columbia, Puerto Rico, and Virgin Islands. Approximately 64% of total sales were made in 10 states (Colorado, Texas, Illinois, Oregon, Missouri, California, North Carolina, Minnesota, Florida, and Kansas), with Colorado sales representing approximately 16% of total sales, and Texas sales representing approximately 13% of total sales. The Company's business strategy is to accelerate market presence throughout the United States. The single largest customer of Avert accounted for more than 9.0% of total Avert sales during 1998. If this customer were lost, Avert's revenues would be materially affected.

     Historically, the Company experiences a seasonal slow down in its business in the fourth quarter due to decreased hiring by retailers, starting in mid-November and continuing through the holiday season, and by industries affected by inclement weather.


Government Regulation

     The Company is a "consumer reporting agency" within the meaning of that term as used in, and therefore is subject to, the provisions of the FCRA and is regulated by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act. Under the provisions of the FCRA, a consumer reporting agency may furnish a "consumer report" to a customer (other than a consumer or in response to a court order), only if such agency has reason to believe that, among other matters, the customer intends to use the information for a permissible purpose, including in connection with a credit transaction involving the consumer on whom the information is to be furnished or the review or collection of an account of the consumer or the customer otherwise has a legitimate need for the information in connection with a business transaction concerning the consumer. The background checking reports of Avert are consumer reports for purposes of the FCRA. In addition, certain of Averts consumer reports are "investigative consumer reports" within the meaning of that term under the FCRA. The FCRA also prohibits disclosure of obsolete information concerning a consumer. Obsolete information generally means information which is more than seven years old. The Consumer Reporting Employment Clarification Act of 1998 ("CRECA") amended the FCRA, among other things, to extend the definition of obsolete information for criminal convictions. Criminal convictions may be reported for an indefinite number of years.

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

     The Consumer Credit Reporting Reform Act ("CCRRA") of 1996 amended the FCRA and added new requirements on consumer reporting agencies providing consumer reports for employment purposes, and persons who regularly furnish information to the consumer reporting agency. The requirements include: providing customers with a notification of their responsibilities under the FCRA; obtaining certifications from customers that they are performing certain specific actions as required by the FCRA, providing the subject of the report with a free copy of the report if adverse action is taken by an employer based on information in the consumer report, and providing a copy of a Summary of Your Rights under the Fair Credit Reporting Act with each consumer report. The CCRRA also prohibits a person from procuring a consumer report, or causing a consumer report to be procured, on a consumer for employment purposes unless: (a) a clear and conspicuous written disclosure has been made to the consumer before the report is procured or caused to be procured, in a document that consists solely of the disclosure, that a consumer report may be obtained for employment purposes; and
(b) the consumer has authorized in writing the procurement of the report by that person.

     The CCRRA also placed new requirements on the resale of consumer reports. A consumer reporting agency providing consumer reports to a reseller must now obtain the identity of the end user of the information for each report. In addition, the consumer reporting agency must receive certifications from resellers that their customers are performing the same specific actions as are required of the consumer reporting agency's direct customers, and ensure that reports are being resold only for permissible purposes. Note: This applies mostly to the persons who procure the report for resale.

     The FCRA provides that an investigative consumer report may not be prepared on any consumer unless (1) such consumer receives notice thereof in writing not later than three days after the date on which the report was first requested, which must include a statement, among others, that the consumer has the right to request complete disclosure of the nature and scope of the investigation requested. Note: This was done by the CRECA. The CRECA also provides that consumers who apply for employment by mail, telephone, computer or other similar means, must be provided by oral, written or electronic means, notice that a consumer report may be obtained for employment purposes and provided with a copy of a Summary of Your Rights Under the Fair Credit Reporting Act.

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

     State laws also impact the Company's business. There are a number of states which have laws similar to the FCRA, and some states which have human rights laws more strict than the ADA. In addition, to the Company's knowledge at least ten states require companies engaged in the type of business conducted by the Company to be licensed in order to conduct business within those states. See discussion below. A large number of states also regulate the type of information which can be made available to the public and/or impose conditions to the release of the information. For example, some state laws prohibit access to certain types of information, such as workers' compensation histories or criminal histories, while others restrict access without a signed release from the subject of the report. In addition, many privacy and consumer advocates and federal regulators have become increasingly concerned with the use of personal information, particularly credit reports. Attempts have been made and will continue to be made by these groups to adopt new or additional federal and state legislation to regulate the use of personal information. Federal and/or state laws relating to consumer reporting agencies and/or access and use of personal information, in particular, and privacy and civil rights, in general, amended or enacted in the future could materially adversely impact Avert's operations.

     To the Company's knowledge, at least 10 states of the 50 states in which the Company sold its products and services during 1998 require consumer reporting agencies, such as the Company, to obtain a license to conduct business within those states. The Company has obtained the necessary licenses in eight of those states, and is in the process of obtaining licenses in the remaining two states. In addition, Avert presently is reviewing the laws of four other states to determine if licensing is required. The Company also conducts periodic reviews of state licensing requirements. Though requirements can change, the Company believes that the remaining 36 states do not have a licensing requirement for the Company. Although the Company believes that it will be able to obtain licenses in other states if necessary, the inability to do so could have an adverse impact on the Company's operations. Operation of an unlicensed business is a misdemeanor under the laws of many states generally punishable by fines and/or imprisonment and could be grounds for denial of a license, if required.


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

     In 1998 Avert obtained errors and omissions insurance to cover claims by the customers or the subject of reports for alleged inaccurate or misuse of information. Previously, the Company has not had this type of insurance. To date, the Company has been named as a co-defendant in only three lawsuits alleging violations of the FCRA, all of which have been dismissed by the court.

Competition

     The background checking industry is highly fragmented. The Company faces both direct and indirect competition for its products and services. In addition, many companies perform employee background checking in-house.

     Direct Competition. There are a large number of companies engaged in the sale of one or more of the background checking products sold by the Company, and the Company believes that this number will increase. A significant number of these competitors are small companies operating on a local or regional basis; while some are large companies operating on a national scale. To the Company's knowledge, the background checking portion of the businesses of its larger direct competitors is currently a small portion of their overall operations. Unlike many of its direct competitors, the Company serves as a broker for only two if its products, credit reports and motor vehicle driving records, and obtains the data for the remainder of its products from the source. The Company believes that this helps to give it a competitive advantage as to price. The
Company also believes that it has a competitive advantage over many of its competitors because of the wide variety of products that it can offer to customers, and because of it's newly developed internet electronic commerce capabilities. Many of the Company's competitors, however, have substantially greater financial and personnel resources than the Company. In addition, it is possible that one or more of the Company's larger direct competitors could expand their background checking product line in the future.

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


Employees

     The Company has a total of 78 employees, of which 69 are full-time employees and 9 are part-time employes. Of these 78 employees, 19 full-time employees are involved in sales and marketing, eight full-time employees and two part-time employees are involved in finance and administration, seven full-time employees are involved in programming/information system, and 35 full-time employees and seven part-time employees are involved in data processing/customer service. None of the Company's employees is represented by labor unions or is subject to collective bargaining arrangements. Avert considers its relations with its employees to be good.


Item 2. Description of Property.

     The Company owns and is sole occupant of an approximate 14,600 square foot office building, located in downtown Fort Collins, Colorado. The building, located on a 29,400 square-foot parcel of land, was constructed by the Company in March, 1996 at a total cost of approximately $1.2 million. The land and construction costs were paid entirely from internal funds of the Company. No portion of the proceeds of the Company's IPO was used for these purposes.


Item 3. Legal Proceedings.

     None.


Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                           --------------------------


             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"

       PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Avert is including the following cautionary statement to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, Avert. The factors identified in this cautionary statement are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Avert. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, Avert cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, Avert, or its management, expresses an expectation or belief as to the future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Avert:


     Avert's Business Strategy to Acquire Other Companies, Assets, and/or Product Lines Could Divert Management Time and Avert's Financial Resources and Adversely Impact Avert's Growth Rate. A business strategy of Avert is to use the net proceeds of the IPO and the exercise of the Redeemable Warrants to acquire other companies, assets and/or product lines that either complement or expand its existing business. Implementation of these strategies could involve a number of risks, including diversion of management time and Avert's financial resources to increased marketing efforts, review of acquisition candidates and assimilation of the acquired intangible assets. The impact of these strategies on Avert's operations, both long-term and short-term, remains unknown, but because of the foregoing factors, among others, Avert's growth rate for at least the short term could be adversely impacted. In addition, no portion of the net proceeds of the IPO has been allocated for any specific acquisition, and, although Avert has identified and has held, and will continue to hold, discussions from time-to-time with potential acquisition candidates, no acquisition has been made and none is considered probable as of the date of this Report. Accordingly, no assurance can be given that Avert will be successful in acquiring other companies, assets or product lines.


     Government Regulation on the Use of Personal Information Could Adversely Impact Avert's Financial Condition and Operations. Avert is a "consumer reporting agency" within the meaning of the term as used in the FCRA and, therefore, must comply with the various consumer credit disclosure requirements of the FCRA. Willful or negligent noncompliance would result in civil liability to the subjects of reports. Also, the ADA contains pre-employment inquiry and confidentiality restrictions designed to prevent discrimination against individuals with disabilities in the hiring process. Although the ADA does not directly regulate Avert's business, Avert's customers use of certain information to them is regulated, both in respect to the type of information and the timing of its use. State laws also impact the Company's business. There are a number of states that have laws similar to the FCRA, and some states that have human rights laws more strict than the ADA. In addition, to Avert's knowledge, at least ten states require companies engaged in the type of business to be licensed in order to conduct business within those states. See "Licensing Requirements," below in this section. A large number of states also regulate the type of information which can be made available to the public and/or impose conditions to the release of the information. For example, some state laws prohibit access to certain types of information, such as workers' compensation histories or criminal histories, while others restrict access without a signed release from the subject of the report. In addition, many privacy and consumer advocates and federal regulators have become increasingly concerned with the use of personal information, particularly credit reports. Attempts have been made and will continue to be made by these groups to adopt new or additional federal and state legislation to regulate the use of personal information. Federal and/or state laws relating to access and use of personal information, in particular, and privacy and civil rights, in general, amended or enacted in the future could materially adversely impact Avert's operations.


     Avert's Inability to Obtain Any Necessary Licenses From States Could Have an Adverse Impact on Avert's Financial Condition and Operations. To Avert's knowledge, at least ten states of the 50 states in which Avert sold its products and services during 1998 require consumer reporting agencies, such as Avert, to obtain a license to conduct business within those states. Avert has obtained the necessary licenses in eight of those states, and is in the process of obtaining licenses in the remaining two states. In addition, Avert presently is reviewing the laws of four other states to determine if licensing is required. Avert conducts periodic reviews of state licensing requirements. Though requirements can change, Avert believes that the remaining 36 states do not have a licensing requirement for Avert. The inability to obtain any necessary licenses from other states could have an adverse impact on Avert's operations. Operation of an unlicensed business is a misdemeanor under the laws of many states generally punishable by fines and/or imprisonment and could be grounds for denial of a license, if required.


     Liability for Inaccurate Information or Misuse of Information Could Adversely Impact Avert's Financial Condition and Operations. Under general legal concepts and, in some instances, by specific state and federal statute, Avert could be held liable to customers and/or to the subjects of Avert prepared background checking reports for inaccurate information or misuse of the information. Avert maintains internal policies designed to help ensure that background information it retrieves is accurate and that it otherwise complies with the provisions of the FCRA. In addition, Avert maintains errors and omissions liability insurance to cover claims by customers or the subjects of reports. To date, the Company has been named as a co-defendant in three lawsuits alleging violations of the FCRA. All three lawsuits have been dismissed by the court. No assurance can be given that claims made against Avert in the future can be successfully defended. Uninsured losses from claims could adversely impact the operations and financial condition of Avert.


     The Loss of Avert's President Could Have a Detrimental Effect on Avert. Avert's success continues to be dependent upon the efforts of its key personnel, particularly Dean A. Suposs, its President. The loss of Mr. Suposs' services could have a detrimental effect. Avert maintains for Avert's benefit a $1 million key man life insurance policy on Mr. Suposs.


     Competition in the Industry Could Have a Material Adverse Impact on Avert's Financial Condition and Operations. Avert faces both direct and indirect competition for its products and services. Direct competitors are other background checking companies. Indirect competitors are companies engaged in, among others, drug, aptitude and attitude testing, handwriting analysis, and on-the-job trial employment (employee leasing). Avert believes that there are a large number of direct competitors. A significant number of these competitors are small companies operating on a local or regional basis, while some are large companies operating on a national scale. Avert also believes that there are a number of indirect competitors, with most of them operating on a national basis. Many of Avert's competitors have financial and personnel resources substantially greater than those of Avert. As more companies enter the market, and if larger, direct competitors place more emphasis on the employment background segment of their operations and/or indirect competitors expand their businesses to include background checking products and services, the competition within the industry could become more intense. Accordingly, no assurance can be given that Avert will be able to continue to compete favorably in this industry.


     Uncertainties Regarding Year 2000 Issues Could Materially Adversely Impact Avert's Financial Condition and Operations. Given the numerous and significant uncertainties involved, there can be no assurance that Avert's estimates and anticipated results and beliefs regarding the Year 2000 issue will be achieved, and actual results could vary materially. The failure of Avert to identify and correct all relevant computer codes and embedded chips and otherwise obtain Year 2000 readiness, or the failure of Avert's vendors, customers, or other third parties with which Avert transacts business to achieve Year 2000 readiness, could have a material adverse impact on Avert's business, financial condition, and operations.



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

                                                              High        Low
                                                              ----        ---
   1997:

         First quarter....................................... 9          5-15/16
         Second quarter...................................... 8-7/8      6-1/8
         Third quarter....................................... 10-1/2     8-3/8
         Fourth quarter...................................... 11-1/8     7-1/2

   1998:
         First quarter....................................... 9-1/4      7-1/2
         Second quarter...................................... 8          5-1/2
         Third quarter....................................... 7-1/8      3-3/4
         Fourth quarter...................................... 6-1/4      3-1/2

     There were approximately 191 holders of record (approximately 1,029 beneficial holders) of the Company's Common Stock on March 15, 1999.

     On February 23, 1999, Avert declared a special cash dividend of $0.12 per common share payable on March 24, 1999 to shareholders of record on March 15, 1999. The Company paid a $0.10 per common share cash dividend on March 23, 1998. Avert has not paid any other cash dividends since the year ended December 31, 1993. Avert generally intends to retain its earnings to support the operations and growth of its businesses. Any other future cash dividends would depend on future earnings, capital requirements, the Avert's financial condition and other factors the Board of Directors deems relevant.

     The  following   subparagraphs  set  forth  information  concerning  equity securities sold during 1998 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

     (a) During May and June, 1998, options to purchase a total of 3,000 shares (1,000 shares each) of Avert's Common Stock were automatically granted under the Avert, Inc. Non Employee Directors Stock Option Plan to Stephen D. Joyce, D. Michael Vaughan, and Stephen C. Fienhold, three of Avert's directors. The exercise price for the 1,000 shares underlying the options granted to Mr. Joyce is $6.63 per share and the exercise price of the 2,000 shares (1,000 shares each) underlying the options granted to Messrs. Vaughan and Fienhold is $6.875 per share, for a total exercise price under these options of $20,380.00. The options have a five-year term and vest one year after the dates of the respective grants. No underwriter was involved in the transactions, and no sales commissions, fees, or similar compensation were paid to any person in connection with the grant of the options. Avert believes that the grant of the options and the continuing offer of the shares underlying the options was and is exempt from the registration requirements of
          Section 5 of the Securities Act by virtue of Section 4(2) thereof, as transactions not involving any public offering. More specifically, each of the optionees is a director of Avert and is able to fend for himself with access to information upon which an investment decision can be made.

     On June 29, 1994, Avert completed an IPO of 1,000,000 Units at an initial public offering price of $5.25 per Unit (total gross proceeds of $5,250,000). Each Unit consisted of one share of the Avert's Common Stock and one Redeemable Warrant. The IPO was made pursuant to a Registration Statement on Form SB-2 (SEC File No. 33-76726-D) declared effective by the Securities and Exchange Commission on June 22, 1994. Neidiger/Tucker/Bruner, Inc., Denver, Colorado, served as Representative of the Underwriters.

     Two Redeemable Warrants entitled the holder to purchase one share of Common Stock at a price of $6.50 per share. The expiration date of the Redeemable Warrants was initially December 22, 1995, but was extended to April 30, 1996, and further extended to April 30, 1997, at which date they expired. A total of 176,250 Redeemable Warrants were exercised resulting in the issuance of 88,125 shares of Common Stock and receipt of gross proceeds totalling approximately $572,800. The total expenses incurred by Avert for its account in connection with the issuance and distribution of the Units sold in the IPO and pursuant to the exercise of the Redeemable Warrants, including underwriting discounts and commissions, expenses paid to or for the Underwriters and other expenses, were approximately $909,200 ($867,900 for the IPO and $41,300 for the exercise of the Redeemable Warrants). None of such expenses were paid directly or indirectly to directors or officers of Avert or any of their associates, to persons owning 10% or more of any class of security of Avert or to affiliates of Avert. The net proceeds from the IPO and the exercise of the Redeemable Warrants (a total of $4,913,600 ($4,382,100 from the IPO and $531,500 from the exercise of the Redeemable Warrants)) are currently intended to be used to acquire other companies, assets and/or product lines that either complement or expand Avert's existing business. None of the net proceeds has been expended to date.


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


Results of Operations

Comparison of years ended December 31, 1998 and December 31, 1997

     Net revenues increased from $9,490,800 in 1997 to $9,961,800 in 1998 or approximately 5.0%. This increase was primarily due to the continued overall growth of the customer base and its use of criminal history records. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:


                                                      Year Ended                     Year Ended
                                                  December 31, 1998              December 31, 1997
                                                ----------------------        ------------------------
                                                                  % of                            % of        Percent of
                                                Revenues      Revenues        Revenues        Revenues    Increase/(Decrease)
                                                --------      --------        --------        --------    ------------------
Products:

   Workers' compensation
         histories .......................    $  940,200        9.4%         $1,114,200         11.7%           (15.6%)
   Criminal history reports ..............    $5,569,900       55.9%         $4,754,300         50.1%            17.2%
   Reference Checking/credit
         reports .........................    $1,181,600       11.9%         $1,223,800         12.9%            (3.4%)
   Motor vehicle driving records .........    $  988,300        9.9%         $1,000,000         10.5%            (1.2%)
   Other products/services: ..............    $  979,300        9.8%         $  986,900         10.4%             (.8%)
         Education/Credential
             verification
         Social security number
             check
         Name Link
         Employment application
             forms
   Service sales

Interest income ..........................    $  319,100        3.2%         $  315,200          3.9%             1.2%

Net Revenues .............................    $9,961,800                     $9,490,800                           5.0%


     Avert, Inc. experienced relatively flat growth during 1998 on most products and services offered. Management considered 1998 a year of building, transition, and change. It was a year that had negative financial impact, but a year that represented much technological improvement. It is believed, that the activities Avert performed in 1998 were necessary in order to leverage its technology for improved future efficiencies and financial condition. The following three factors contributed to Avert's financial performance in 1998:

     1) INCREASED CUSTOMER CREDITS: Avert records customer credits as a direct reduction in the appropriate sales category, rather than one separate"credits given" line. During the implementation period of the new computer system and months that followed, Avert enacted a "no questions asked" credit policy for any problems customers experienced, or perceived they experienced, due to the conversion. This policy resulted in a significant amount of credits of approximately $553,900 or 5.6% of total net revenues in 1998, as compared to approximately $248,900 or 2.6% of total net revenues in 1997. This increase dramatically impacted average selling prices and revenues as a whole for the year.

     2) VOLUME DISCOUNTS RESULTING IN REDUCED MARGINS: Avert provides volume discounts, which resulted in reduced margins and revenues. Avert's largest customer, accounting for approximately 9% of total revenues, grew approximately 30%, while the Company's overall business grew approximately 5%. Due to their discounted pricing, this negatively affected Avert's overall revenue growth for 1998.


     3) CRIMINAL HISTORY PRICING: Prior to the conversion to the new system, Avert provided combination felony/misdemeanor criminal records for one combined price (2-for-1). Once converted, the Company split the products and attempted to charge for both parts separately. Due to backlash from large customers for this decision, Avert was forced to give misdemeanors free until new prices could be negotiated. This greatly affected Criminal History revenues for 1998.

     In total dollars, criminal history reports contributed the most net revenues, representing approximately $5,569,900 in net revenues in 1998, as compared to $4,754,300 in net revenues in 1997. The criminal history reports product line has increased to represent approximately 55.9% of total net revenues in 1998, as compared to approximately 50.1% of total net revenues in 1997. The Company believes there is a continuing trend nationwide, as well as increased regulation for mandatory checking of criminal records. The Company continues to focus on obtaining quick and accurate data, by increased leveraging of internal improvements gained from the recent computer system implementation.

     Net revenues generated in the area of reference checking/credit reports decreased slightly from approximately $1,223,800 in 1997 to approximately $1,181,600 in 1998. These products represented approximately 11.9% of total net revenues in 1998, as compared to approximately 12.9% of total net revenues in 1997.

     Net revenues from workers' compensation histories continue to decrease as a percentage of total net revenues, and has slipped to represent the fourth largest product line, approximately 9.4% of total net revenues in 1998. Sales of workers' compensation histories are expected to continue to decline in total net revenues due to regulation and necessity of releases from the respective applicant to process the product.

     Other Products and Services revenue remained flat when comparing 1998 to 1997. The product contributing the most revenue in this category was Name Link, a product linking names, addresses and social security numbers, representing $192,700 in 1998 as compared to $203,800 in 1997. Service sales, which are not itemized in the chart above, increased from $520,100 in 1997 to $559,900 in 1997, representing an approximate 7.7% growth. Service sales include Avert Advantage membership, start-up fees, extended criminal history fees, miscellaneous research fees, and order entry fees charged to clients.

     All expense categories increased as a percentage of total net revenues except Marketing. As mentioned above, Avert's 1998 focus was to complete the computer conversion project, which resulted in additional indirect expenditures in order to meet that objective. A breakdown of expenses is as follows:


                                                       Year Ended                          Year Ended
                                                    December 31, 1998                   December 31, 1997
                                                ---------------------------        ------------------------    Increase (Decrease)
                                                                       % of                            % of       % of Revenue
                                                Expenses            Revenue        Expenses         Revenue      1998 over 1997
                                                --------            -------        --------         -------    ------------------

Search and product ..................          $4,644,100            46.6%        $4,182,100          44.1%          2.5 %
Marketing ...........................           1,492,700            15.0%         1,435,800          15.1%         (0.1)%
General and administrative ..........           1,467,400            14.7%         1,246,300          13.1%          1.6%
Software development and
   maintenance ......................             581,900             5.8%           364,100           3.8%          2.0%
Depreciation and
         amortization ...............             564,000             5.7%           404,500           4.3%          1.4%
                                               ----------            ----         ----------          ----           ---
   Expenses .........................          $8,750,100            87.8%        $7,632,800          80.4%          7.4%


     The increase in 1998 over 1997 of search and product fees as a percentage of total net revenues, was a result of increased personnel and temporary costs due to the additional training and overtime required for the computer conversion. In addition, there were additional direct costs associated with the reference checking and name link product groups.

     Marketing expenses, as a percentage of total net revenues, decreased from approximately 15.1% in 1997 to approximately 15.0% in 1998. There was a decreased in personnel related expenses, but an increase in lead generation and advertising costs. Avert has an on-going marketing campaign designed to target lead generation, marketing communication and market development for both current customers and new customers, via in-house marketing personnel and partner relationships.

     As predicted, there was an increase in software development and maintenance expenses expressed as a percentage of total net revenues from approximately 3.8% in 1997 to approximately 5.8% in 1998. The primary reason for the increase is that personnel costs directly associated with the development and implementation of the computer system were capitalized with the software project in 1997 and the first three months of 1998, but all costs are being expensed since April, 1998. In addition, after implementation of the computer system, payments of approximately $100,000 were made to third parties to troubleshoot problems and other minor software development, which were expensed in operations. See "Liquidity and capital Resources" below in this Item. The Company continues to focus on making technology its strategic advantage in its relationships with customers, partners and suppliers.

     There was an increase in depreciation and amortization expenses when expressed as a percentage of total net revenues, from approximately 4.3% in 1997 to approximately 5.7% in 1998. The increase was due to the increased capitalized costs associated with the software development project which were fully amortized prior to April, 1998. Depreciation expense will increase in 1999 as 1998 included only nine months of depreciation related to this project.

     Income before income taxes decreased from $1,858,000 in 1997 to $1,211,700 or approximately 34.8% and represented approximately 19.6% of net revenues in 1997 compared to approximately 12.2% in 1998.

     The combined federal and state income tax rate for 1998 and 1997 was 39% and 34%, respectively, resulting in net income of $1,218,000, or $.35 per share, on 3,488,000 (weighted average shares plus common stock equivalents) for 1997, as compared to net income of $739,800 or $0.22 per share, on 3,440,000 (weighted average shares plus common stock equivalents) for 1998. This tax increase was primarily a result of state (enterprise zone) tax credits received in 1997, which effectively reduced the prior year rate.


        Comparison of years ended December 31, 1997 and December 31, 1996

     Net revenues increased from $8,032,500 in 1996 to $9,490,800 in 1997 or 18.2%. This increase was primarily due to the continued overall growth of the customer base and, increased sales on products having quick turnaround, such as reference checks, credit and name links. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                                                      Year Ended                     Year Ended
                                                  December 31, 1997              December 31, 1996
                                                ----------------------        ------------------------
                                                                  % of                            % of        Percent of
                                                Revenues      Revenues        Revenues        Revenues    Increase/(Decrease)
                                                --------      --------        --------        --------    ------------------
Products:
      Workers' compensation
           histories ........................   $1,114,200      11.7%        $1,240,700         15.4%         (10.2%)
      Criminal history reports ..............   $4,754,300      50.1%        $4,078,900         50.8%          16.6%
      Reference Checking/credit
           reports ..........................   $1,223,800      12.9%        $  904,300         11.3%          35.3%
      Motor vehicle driving records .........   $1,000,000      10.5%        $  954,100         11.9%           4.8%
      Other products/services: ..............   $  986,900      10.4%        $  412,100          5.1%         139.5%
           Education/Credential
              verification
           Social security number
              check
      Name Link
           Employment application
              forms
      Service sales
Interest income .............................   $  315,200       3.3%        $  314,700          3.9%           0.16%
Net Revenues ................................   $9,490,800                   $8,032,500                        18.2%

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

     Search and product expenses, depreciation expenses and general and administrative expenses increased as a percentage of total net revenues, while marketing and software development expenses decreased as a percentage of total net revenues. A breakdown of expenses is as follows:

                                                      Year Ended                       Year Ended
                                                   December 31, 1997                December 31, 1996
                                              --------------------------       ----------------------------    Increase (Decrease)
                                                                    % of                               % of       % of Revenue
                                              Expenses           Revenue       Expenses             Revenue      1997 over 1996
                                              --------           -------       --------             -------    ------------------
Search and product ....................     $4,182,100            44.1%        $3,292,700            41.0%            3.1%
Marketing .............................      1,435,800            15.1%         1,318,900            16.4%           (1.3)%
General and administrative ............      1,246,300            13.1%         1,109,800            13.8%           (0.7)%
Software development and
    maintenance .......................        364,100             3.8%           352,800             4.4%           (0.6)%
Depreciation and
         amortization .................        404,500             4.3%           185,200             2.3%            2.0%
                                            ----------            ----         ----------            ----             ---
   Expenses ...........................     $7,632,800            80.4%        $6,259,400            77.9%            2.5%

     The increase in search and product fees as a percentage of total net revenues of 1997 over 1996, was due to increased direct costs to the state and counties providing criminal history information. In addition, there was additional staff added, especially in the area of reference checks, which is a very labor intensive product, to accommodate the substantial growth in that area. There was a slight decrease in general and administrative expenses, expressed as a percentage of total net revenues from 13.8% in 1996 to 13.1% in 1997.

     Marketing expenses, as a percentage of total net revenues, decreased from approximately 16.4% in 1996 to approximately 15.1% in 1997, due to a reorganization of marketing staff, an on-going marketing campaign designed to target lead generation, marketing communication and market development for both current customers and new customers, via both independent sales representatives and in-house marketing personnel.

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

     The combined federal and state income tax rate for 1997 and 1996 was 34% and 40%, respectively, resulting in net income of $1,218,000, or $.35 per share, on 3,488,000 (weighted average shares plus common stock equivalents) for 1997, as compared to net income of $1,065,600 or $0.31 per share, on 3,461,000 (weighted average shares plus common stock equivalents) for 1996. This tax decrease was primarily a result of state enterprise zone tax credits realized in the current year.



Liquidity and Capital Resources

     Avert's financial position at December 31,1998, remained strong with working capital at that date of $7,349,000 compared to $7,543,000 at December 31, 1997. Cash and cash equivalents at December 31, 1997 were $580,000 and decreased to $531,000 at December 31, 1998. Net cash provided from operations for the year ended December 31, 1998, was $1,420,000, and consisted primarily of net income of $740,000 plus a $107,000 decrease in trading investments, a
$120,000 net decrease in prepaid expenses, and a depreciation expense of $564,000. Net cash provided from operations for the year ended December 31, 1997, was $988,000, and consisted primarily of net income of $1,218,000 plus a $536,000 increase in trading investments, and a $378,000 net increase in accounts receivable. Avert had capital expenditures of $305,000 for the year ended December 31, 1998, as compared to $1,299,000 for 1997. The majority of the expenses were attributable to costs associated with the software development project described below. During 1998, Avert used cash in financing activities to purchase $814,000 of its Common shares outstanding, and to pay a $350,000 dividend. During 1997, Avert received $531,000 from financing activities derived from warrant proceeds. Avert has declared an approximate $400,000 dividend in 1999.

     Avert completed its Internet-based information technology development project first quarter, 1998, and expects the new software and upgrade of its existing software to allow the Company to: (1) manage its higher volume with a lower cost per transaction; (2) introduce new products and services at a much quicker pace; (3) directly integrate the Company's information technology systems with strategic partners, suppliers, and large customers; and (4) maintain the Company's competitive position and provide leading edge, but safe and proven, technology for its customers. Development and upgrade of the software was financed by available cash derived from past or continued operations. Total costs associated with the project were $450,000 in 1996, $1,181,000 in 1997, and $191,000 in 1998.

Inflation

     The Company believes that the results of its operations are not dependent upon or affected by inflation.

Year 2000 Issue

     The Year 2000 problem is a result of computer programs being written using two digits, rather than four, to define the applicable year. Any programs that have time sensitive data may recognize a date using "00" as the year 1900, rather than the year 2000. The Year 2000 problems may cause computers and computer-controlled systems to malfunction or incorrectly process data as the year 2000 approaches and once the year 2000 arrives. Because of the potential adverse impact of these Year 2000 problems on Avert's business, operations, and financial condition, Avert has been addressing internal and third-party Year 2000 issues in the following areas: (a) Avert's technology systems, including internally developed software, vendor provided software, and computer and peripheral hardware used in Avert's operations; (b) electronic data interchange systems; (c) non-information technology systems (embedded technology), including heating and air conditioning and other building systems; and (d) Year 2000 compliance of entities or persons from which Avert retrieves or receives data or products (including states and counties and other vendors) and other third parties with which Avert has a material relationship.

     In general, Avert's Year 2000 program may be separated into four phases. The phases and status of such phase are as follows:

     1. The first phase is to determine whether Avert's internal systems (including vendor provided software) are Year 2000 compliant. This phase has been completed and Avert believes that the Year 2000 issue will not pose any significant operational problem for Avert's internal computer systems. In 1998, Avert complete an 18-month project to convert all of its systems to a new Oracle based processing environment. See "Products and Services-General" in Item I above. As part of this project, Avert identified the critical, date-sensitive requirements associated with its services and addressed them in the conversion project. Avert's new Oracle system became fully operational in April, 1998. As part of the project, a series of tests were conducted for year 2000 compliance. No significant operational problems were encountered during these tests. Avert also has been in contact with its telecommunications service provider to assess the provider's state of Year 2000 readiness and was informed that the provider will be Year 2000 compliant.

     2. The second phase of the program is to contact all external data sources, vendors, and major customers to determine their Year 2000 readiness, to develop contingency plans, and, for data sources that are not Year 2000 compliant, to locate alternative sources of the data. Avert has sent questionnaires to most of its external data sources and vendors regarding their Year 2000 readiness and has received only a few complete responses. Avert plans to follow-up on these questionnaires and send the remaining questionnaires, and questionnaires to its major customers, in the near future.

     3. The third phase of the program involves testing external interfaces. Beginning in the third quarter of 1999, Avert plans to run a series of tests on the external interfaces to verify their Year 2000 compliance.

     4. The fourth phase involves verification of Year 2000 compliance of Avert's non-information technology systems, including heating and air conditioning and other building systems. Avert does not have a back-up power system and has contacted its utility provider to assess its state of Year 2000 readiness. The provider informed Avert that it believes it will be Year 2000 ready.

     The costs of Avert's Year 2000 program has been immaterial. The cost of the project to convert Avert's system to an Oracle based system is not considered as a cost of Avert's Year 2000 program because the project would have been completed even if the Year 2000 issue did not exist. Software programs that were written would have been written in any event and were simply written using four digits to define a year, rather than two digits. In addition, the Year 2000 issue did not accelerate the commencement of the project.

     Although Avert believes that it's own internal systems will be Year 2000 compliant, no assurance can be given that the systems of the external sources of Avert's data, vendors, telephone and utility providers, customers, and other third parties with which Avert has a material relationship will be Year 2000 compliant. Avert will be continuing to contact these entities in the second quarter of 1999 to assess their state of Year 2000 readiness and to determine or locate alternative sources of data and plan other changes that may be necessary in Avert's data collection processes. If necessary, Avert will manually collect data it currently collects electronically. This would increase the costs of retrieving data and thus reduce Avert's gross margins, at least on products (such as criminal histories) that presently contain data retrieved electronically, and may reduce the volume of products that Avert could deliver. Depending upon the length of time the contingency plans remained in effect, they could have a material adverse effect on Avert's business, operations, and financial condition.

     Avert believes that it has and will continue to devote the resources necessary to achieve Year 2000 readiness in a timely manner. However, there can be no assurance that Avert's internal systems, the systems of others on which Avert relies, or the systems of Avert's customers will be Year 2000 ready in a timely and appropriate manner or that Avert's contingency plans or the contingency plans of others on which Avert relies will mitigate the effects of the Year 2000 problem. Currently, Avert believes the most likely worse case scenario would be a sustained, concurrent falure of multiple critical systems (internal and external) that support Avert's operations. While Avert does not expect such scenario to occur, if such scenario does occur, it could result in the reduction or suspension of a material portion of Avert's operations, despite the successful execution of Avert's business continuty and contingency plans, and accordingly, have a material adverse effect on Avert's business, operations, and financial condition.


Item 7.   Financial Statements.

     Financial Statements are filed as a part of this report at the end of Part III hereof beginning at page F-1, Index to Consolidated Financial Statements, and are incorporated herein by this reference.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

     The information required by Part III is omitted from this report because the Company will file a definitive Proxy Statement for the Company's 1999 Annual Meeting of Shareholders (the "Proxy Statement") pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-KSB. Certain information included in the aforementioned definitive Proxy Statement is incorporated herein by reference.



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


Item 13.   Exhibits and Reports on Form 8-K.


(a)  Exhibits.

3.1    Articles of Incorporation, as amended, of the Registrant. (2)
3.2    Bylaws, as amended, of the Registration. (2)
3.3 Excerpt from Articles of Incorporation of the Registrant Regarding Common Stock and Preferred Stock. (2)
10.1 Amendment to Consumer Report User Agreement between Registrant and customer of Registrant for changes in FCRA dated September, 1997.
10.1.2 Form of Consumer Report User Agreement-Employment between Registrant and customer of Registrant.
10.1.3 Form of Consumer Report User Agreement-Non Employment between Registrant and customer of Registrant. (7)
10.2 Employment Agreement dated as of January 1, 1994, between the Registrant and Dean A. Suposs. (2)
10.3 Employer Report Subscriber Agreement, dated March 29, 1991, between the Registrant and TRW, Inc. (1)
10.3.1 Reseller Service Agreement, dated September 25, 1997, between the Registrant and TRW, Inc. (2)
10.3.2 Experian (formerly TRW, Inc.) Reseller Certification of Compliance dated May 4, 1998.
10.4 Credit Bureau Service Agreement, dated March 30, 1992, between the Registrant And TransUnion. (1)
10.4.1 TransUnion Amendment to Service Agreement dated May 5, 1998.
10.5   Amended and Restated 1994 Stock Incentive Plan.(3)
10.6   Non-Employee Directors' Stock Option Plan. (2)
10.7 Letter Agreements, Dated March 24, 1995, with Ace Hardware Corporation and Loss Prevention Services relating to sales of the Registrant's Products.(4)
10.8 Amended and Restated 1994 Stock Incentive Plan and Incentive Stock Option Agreement between Leonard Koch and the Registrant.(6)
10.9 Amended and Restated 1994 Stock Incentive Plan Incentive Stock Option Agreement, dated June 10, 1996, between Jerry Thurber and the Registrant.
       (6)
10.10 Amended and Restated 1994 Stock Incentive Plan Incentive Stock Option Agreement, dated July 1, 1996, between Jamie Burgat and the Registrant.
       (6)
10.11 Restrac/Avert Avertnet Reseller Agreement dated January 4, 1999 between Registrant and Registrant.

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

     (6) Filed as an Exhibit to Post-Effective Amendment No. 2 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on October 23, 1996.
     (7) Filed as an Exhibit to Form 10-KSB for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998.


(b)  Reports on Form 8-K.

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     AVERT, INC.


Date:  March 23, 1999                By: /s/ Dean A. Suposs
                                         --------------------------------------
                                             Dean A. Suposs
                                             President and Chairman of the Board



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March ??, 1998.


      Signature                                   Title
      ---------                                   -----

     /s/ Dean A. Suposs
----------------------------------      Chairman of the Board; and President
         Dean A. Suposs
 (Principal Executive Officer)


      /s/ Jamie M. Burgat
----------------------------------      Vice President of Operations; Treasurer;
         Jamie M. Burgat                and Assistant Secretary
(Principal Financial and Accounting Officer)



     /s/ D. Michael Vaughan
----------------------------------      Director
         D. Michael Vaughan


     /s/ Stephen C. Fienhold
----------------------------------      Director
         Stephen C. Fienhold


     /s/ Stephen D. Joyce
----------------------------------      Secretary; and Director
         Stephen D. Joyce

                                  EXHIBIT INDEX

Exhibit
Number Document Description

3.1    Articles of Incorporation, as amended, of the Registrant. (2)
3.2    Bylaws, as amended, of the Registration. (2)
3.3 Excerpt from Articles of Incorporation of the Registrant Regarding Common Stock and Preferred Stock. (2)
10.1 Amendment to Consumer Report User Agreement between Registrant and customer of Registrant for changes in FCRA dated September, 1997.
10.1.2 Form of Consumer Report User Agreement-Employment between Registrant and customer of Registrant.
10.1.3 Form of Consumer Report User Agreement-Non Employment between Registrant and customer of Registrant. (7)
10.2 Employment Agreement dated as of January 1, 1994, between the Registrant and Dean A. Suposs. (2)
10.3 Employer Report Subscriber Agreement, dated March 29, 1991, between the Registrant and TRW, Inc. (1)
10.3.1 Reseller Service Agreement, dated September 25, 1997, between the Registrant and TRW, Inc. (2)
10.3.2 Experian (formerly TRW, Inc.) Reseller Certification of Compliance dated May 4, 1998.
10.4 Credit Bureau Service Agreement, dated March 30, 1992, between the Registrant And TransUnion. (1)
10.4.1 TransUnion Amendment to Service Agreement dated May 5, 1998.
10.5   Amended and Restated 1994 Stock Incentive Plan.(3)
10.6   Non-Employee Directors' Stock Option Plan. (2)
10.7 Letter Agreements, Dated March 24, 1995, with Ace Hardware Corporation and Loss Prevention Services relating to sales of the Registrant's Products.(4)
10.8 Amended and Restated 1994 Stock Incentive Plan and Incentive Stock Option Agreement between Leonard Koch and the Registrant.(6)
10.9 Amended and Restated 1994 Stock Incentive Plan Incentive Stock Option Agreement, dated June 10, 1996, between Jerry Thurber and the Registrant.
       (6)
10.10 Amended and Restated 1994 Stock Incentive Plan Incentive Stock Option Agreement, dated July 1, 1996, between Jamie Burgat and the Registrant.
       (6)
10.11 Restrac/Avert Avertnet Reseller Agreement dated January 4, 1999 between Registrant and Registrant.

-------------------------

     (1) Filed as an Exhibit to the initial Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on March 21, 1994.
     (2) Filed as an Exhibit to Amendment No. 1 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on April 26, 1994.
     (3) Filed as an Exhibit to Amendment No. 2 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on May 24, 1994.
     (4) Filed as an Exhibit to Post-Effective Amendment No. 1 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on May 4, 1995.
     (5) Filed as an Exhibit to Form 10-KSB for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 9, 1996.
     (6) Filed as an Exhibit to Post-Effective Amendment No. 2 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on October 23, 1996.
     (7) Filed as an Exhibit to Form 10-KSB for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998.

                                   Avert, Inc.


                              Financial Statements
                                December 31, 1998

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
Avert, Inc.
Fort Collins, Colorado


We have audited the accompanying balance sheet of Avert, Inc. as of December 31, 1998, and the related statements of income and comprehensive income, shareholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avert, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.



/s/ Hein + Associates LLP
HEIN + ASSOCIATES LLP


Denver, Colorado
February 19, 1999

                                   AVERT, INC.

                                  BALANCE SHEET
                                DECEMBER 31, 1998


                                     ASSETS
                                     ------

CURRENT ASSETS:

     Cash and cash equivalents .................................   $   531,000

     Marketable securities .....................................     6,006,000

     Accounts receivable, net of allowance of $57,000 ..........     1,061,000

     Prepaid expenses and other ................................       172,000
                                                                   -----------
          Total current assets .................................     7,770,000


PROPERTY AND EQUIPMENT, net ....................................     3,138,000
                                                                   -----------

TOTAL ASSETS ...................................................   $10,908,000
                                                                   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:

     Accounts payable ..........................................   $   296,000

     Accrued expenses ..........................................       125,000
                                                                   -----------
          Total current liabilities ............................       421,000


DEFERRED INCOME TAXES ..........................................       476,000

COMMITMENTS (NOTE 5)

SHAREHOLDERS' EQUITY:

     Preferred stock, no par value, authorized
        1,000,000 shares; none outstanding .....................          --

     Common stock, no par value, authorized
        9,000,000 shares; 3,323,000 shares issued ..............    4 ,462,000
        and outstanding

     Retained earnings .........................................     5,549,000
                                                                   -----------
          Total shareholders' equity ...........................    10,011,000
                                                                   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................   $10,908,000
                                                                   ===========

              See accompanying notes to these financial statements.

                                        AVERT, INC.

                       STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



                                                                  FOR THE YEARS ENDED
                                                                      DECEMBER 31,
                                                               -------------------------
                                                                  1998          1997
                                                                  ----          ----
NET REVENUES:

     Search and product fees .............................   $ 9,638,000    $ 9,071,000

     Interest and other income ...........................       324,000        420,000
                                                             -----------    -----------
                                                               9,962,000      9,491,000
EXPENSES:

     Search and product costs ............................     4,644,000      4,182,000

     Marketing ...........................................     1,493,000      1,436,000

     General and administrative ..........................     1,467,000      1,246,000

     Software development and maintenance ................       582,000        364,000

     Depreciation ........................................       564,000        405,000
                                                             -----------    -----------
                                                               8,750,000      7,633,000
                                                             -----------    -----------
INCOME BEFORE INCOME TAXES ...............................     1,212,000      1,858,000

     Income tax expense ..................................      (472,000)      (640,000)
                                                             -----------    -----------
NET INCOME AND COMPREHENSIVE INCOME ......................   $   740,000    $ 1,218,000
                                                             ===========    ===========
NET INCOME PER COMMON SHARE:
     Basic ...............................................   $       .22    $       .35
                                                             ===========    ===========
     Diluted .............................................   $       .21    $       .34
                                                             ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

     Basic ...............................................     3,440,000      3,461,000
                                                             ===========    ===========
     Diluted .............................................     3,504,000      3,593,000
                                                             ===========    ===========


              See accompanying notes to these financial statements.

                                                             AVERT, INC.

                                                  STATEMENT OF SHAREHOLDERS' EQUITY
                                           FROM JANUARY 1, 1997 THROUGH DECEMBER 31, 1998


                                                                 COMMON STOCK                                             Total
                                                          ---------------------------               Retained           Shareholders'
                                                          Shares               Amount               Earnings              Equity
                                                          ------               ------               --------           -------------
BALANCES, January 1, 1997 ..................            3,400,000          $  4,745,000          $  3,941,000          $  8,686,000

     Warrants exercised ....................               88,000               531,000                  --                 531,000

     Net income ............................                 --                    --               1,218,000             1,218,000
                                                     ------------          ------------          ------------          ------------
BALANCES, December 31, 1997 ................            3,488,000             5,276,000             5,159,000            10,435,000

     Dividend paid .........................                 --                    --                (350,000)             (350,000)

     Shares repurchased ....................             (165,000)             (814,000)                 --                (814,000)

     Net income ............................                 --                    --                 740,000               740,000
                                                     ------------          ------------          ------------          ------------

BALANCES, December 31, 1998 ................            3,323,000          $  4,462,000          $  5,549,000          $ 10,011,000
                                                     ============          ============          ============          ============











              See accompanying notes to these financial statements.

                                        AVERT, INC.

                                 STATEMENTS OF CASH FLOWS

                                                                                         FOR THE YEARS ENDED
                                                                                             DECEMBER 31,
                                                                                   ---------------------------
                                                                                   1998                   1997
                                                                                   ----                   ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ........................................................       $   740,000            $ 1,218,000
     Adjustments to reconcile net income to net
        cash provided by operating activities:
     Depreciation ......................................................           564,000                405,000
     Bad debt expense ..................................................            72,000                 31,000
     Deferred income taxes .............................................           (19,000)               290,000
     Loss (gain) on sale of asset ......................................             2,000                  6,000
     Changes in operating assets and liabilities:

         (Increase) decrease in:
               Trading investments, net ................................           107,000               (536,000)
               Accounts receivable .....................................             2,000               (378,000)
               Prepaid expenses and other current assets ...............           120,000                (28,000)
          Increase (decrease) in:
               Accounts payable ........................................           (92,000)               (65,000)
               Accrued expenses ........................................           (76,000)                45,000
                                                                               -----------            -----------
     Net cash provided by operating activities .........................         1,420,000                988,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment ................................          (338,000)            (1,300,000)
     Proceeds from sale of property and equipment ......................            33,000                  1,000
                                                                               -----------            -----------
          Net cash used in investing activities ........................          (305,000)            (1,299,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of shares outstanding ....................................          (814,000)                  --
     Proceeds from exercise of warrants ................................              --                  531,000
     Dividends declared ................................................          (350,000)                  --
                                                                               -----------            -----------
          Net cash provided by (used in) financing activities ..........        (1,164,000)               531,000
                                                                               -----------            -----------
INCREASE IN CASH AND CASH EQUIVALENTS ..................................           (49,000)               220,000

CASH AND CASH EQUIVALENTS, beginning of year ...........................           580,000                360,000
                                                                               -----------            -----------
CASH AND CASH EQUIVALENTS, end of year .................................       $   531,000            $   580,000
                                                                               ===========            ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
     Income taxes paid .................................................       $   415,000            $   282,000
                                                                               ===========            ===========

              See accompanying notes to these financial statements.

                                   AVERT, INC.

                          NOTES TO FINANCIAL STATEMENTS



1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

     Marketable Securities - Marketable securities consist of government backed debt securities which mature within one year or less. The securities are classified as trading securities and are stated at market, which approximates cost at December 31, 1998.

     Concentration of Credit Risk and Financial Instruments - Concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable with the Company's various customers. The Company's cash equivalents and short-term investments consist of money market funds and government backed debt securities issued by various institutions. As of December 31, 1998, approximately $645,000 of cash equivalents as well as short-term investments were not covered by the FDIC's basic depository insurance. The Company's credit policy is designed to limit the Company's exposure to concentrations of credit risk. Accordingly, the Company's accounts receivable include a variety of organizations throughout the United States. The Company estimates an allowance for uncollectible amounts based on revenues, and when specific credit problems arise. Management's estimates have been adequate during historical periods, and management believes that all significant credit risks have been identified at December 31, 1998.

     Property and Equipment - Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which is generally five years, except for the Company's building which is 30 years.

     The Company incurs costs for computer software development for enhancing and maintaining its data base system and to provide "on-line" services to its customers. In 1996, the Company embarked on a major upgrade to its database system to expand its service to its customers. During 1997 and 1998, the Company capitalized major enhancements costs of approximately $1,182,000 and $191,000, consisting principally of payments to third parties. These capitalized software costs are being amortized over five years commencing as the project phases were completed. In April 1998, the total project was fully completed. Maintenance and routine upgrades are expensed in operations.

                                   AVERT, INC.

                          NOTES TO FINANCIAL STATEMENTS


     Impairment of Long-Lived Assets - The Company periodically assesses the recoverability of the carrying amount of long-lived assets, including intangible assets. A loss is recognized when expected future cash flows (undiscounted and without interest) are less than the carrying amount of the asset. The impairment loss is determined as the difference by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are carried at the lower of their financial statement carrying amounts or fair value less costs to sell.

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

     Net Income Per Share - Basic earnings per share (EPS) excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. In 1998 and 1997, diluted common and common equivalent shares outstanding includes 64,000 and 132,000 common equivalent shares, respectively, consisting of stock options and warrants, determined using the treasury stock method.

     Comprehensive Income (Loss) - Comprehensive income is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive income was equal to its net income for all periods presented in these financial statements.

     Stock-Based Compensation - As permitted under the Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

                                   AVERT, INC.

                          NOTES TO FINANCIAL STATEMENTS



     Impact of Recently Issued Accounting Standards - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's financial statements for the year ended December 31, 2000 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

     SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued in February 1998. This statement revises the disclosure requirement for pensions and other postretirement benefits. This statement is effective for the Company's financial statements for the year ended December 31, 1999 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

     Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.


2    PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following at December 31, 1998:

          Land                                               $  210,000
          Building and improvements                           1,219,000
          Computer hardware and software                      2,639,000
          Furniture and equipment                               572,000
                                                             ----------
                                                              4,640,000
          Less accumulated depreciation                      (1,502,000)
                                                             ----------
                                                             $3,138,000
                                                             ==========
3    INCOME TAXES:

     The actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate income tax rate of 34% for each period) as follows:

                                   AVERT, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                                             Years Ended December 31,
                                                         ------------------------------
                                                         1998                      1997
                                                         ----                      ----
                                                         Amount           %        Amount              %
                                                         -----          --         ------            --
Computed "expected" tax expense ...................   $ 412,000                  $ 632,000
                                                                      34.0%                        34.0%
State income taxes, net of Federal income .........      49,000                     61,000
  tax benefit .....................................                    4.0%                         3.3%
Refundable credits ................................        --            0%        (59,000)
                                                                                                   (3.1%)
Non-deductible expenses and other .................      11,000                      6,000
                                                      ---------        -----     ---------         -----
                                                                        0.9%                         .2%
                                                      ---------        -----     ---------         -----
Total income tax expense ..........................   $ 472,000                  $ 640,000
                                                      ==========       =====     =========         =====
                                                                       38.9%                       34.4%
                                                      ==========       =====     =========         =====

     Income tax expense (benefit) consists of the following:

                                         Years Ended December 31,
                                         -----------------------
                                          1998             1997
                                          ----             ----
     Current                           $491,000          $350,000
     Deferred                           (19,000)          290,000
                                       --------          --------
     Total income tax expense          $472,000          $640,000
                                       ========          ========

     Temporary differences between the financial statement carrying amounts and tax basis of assets and lia bilities that give rise to the net deferred tax liability relates primarily to differences in capitalized software costs.

                                   AVERT, INC.

                          NOTES TO FINANCIAL STATEMENTS



4    SHAREHOLDERS' EQUITY:


     Stock Option Plan - In 1994, the Company adopted a stock incentive plan (the Stock Option Plan) that authorizes the issuance of up to 366,337 shares of common stock. In 1997, the Company increased the number of authorized shares to 525,000. Pursuant to the Stock Option Plan, the Company may grant "incentive stock options" (intended to qualify under
     Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options and restricted stock or a combination thereof.

     Incentive and non-qualified stock options may not be granted at an exercise price of less than the fair market value of the common stock on the date of grant (except for holders of more than 10% of common stock, whereby the exercise price must be at least 110% of the fair market value at the date of grant for incentive stock options). The term of the options may not exceed 10 years. At December 31, 1998, the Company had granted options under the Stock Option Plan to purchase 354,000 shares of which 240,398 options are vested and the balance will vest over one to five years.
     Options outstanding for the Stock Option Plan at December 31, 1998 have exercise prices that range from $5.00 to $7.63.

     In 1994, the Company adopted the Non Employee Directors' Stock Option Plan (the Outside Directors' Plan), which provides for the grant of stock options to non-employee directors of the Company and any subsidiary. An aggregate of 30,000 shares of common stock are reserved for issuance under the Outside Directors' Plan. The exercise price of the options will be the fair market value of the stock on the date of grant. Outside directors are automatically granted options to purchase 1,000 shares initially and an additional 1,000 shares for each subsequent year that they serve, up to a maximum of 5,000 shares per director. Each option is exercisable one year after the date of grant and expires four years thereafter. As of December 31, 1998, 14,000 options have been granted, of which 11,000 are vested. Exercise prices for the directors' options outstanding at December 31, 1998 range from $5.25 to $8.00.

     The following is a table of activity under these plans.
                                                                       Weighted
                                                            Outside     Average
                                               Stock       Directors'   Exercise
                                            Option Plan      Plan        Price
                                            -----------    ----------  ---------
OPTIONS OUTSTANDING, January 1, 1997 ......    363,000        8,000     $  5.40
Options granted ...........................      1,000        3,000     $  7.49
                                              --------      -------       -----
OPTIONS OUTSTANDING, December 31, 1997 ....    364,000       11,000        5.42
Options expired ...........................    (10,000)        --          5.25
Options granted ...........................       --          3,000        6.79
                                              --------      -------       -----
OPTIONS OUTSTANDING, December 31, 1998 ....    354,000       14,000     $  5.44
                                              ========      =======       =====

                                   AVERT, INC.

                          NOTES TO FINANCIAL STATEMENTS


     For all options granted during 1998 and 1997, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price. The weighted average remaining contractual life for all options and warrants as of December 31, 1998 was approximately 6 years. At December 31, 1998, options for 251,398 shares were exercisable, with a weighted average exercise price of $5.14, and options for the remaining shares become exercisable pro rata through 2002. If not previously exercised, options outstanding at December 31, 1998, will expire as follows:

                                                                      Weighted
                                                                       Average
                                                   Number of          Exercise
     Year                                            Shares             Price
     ----                                          ---------          --------

     1999 ...............................            2,000               $5.25

     2000 ...............................            3,000               $6.17

     2001 ...............................            3,000               $5.58

     2002 ...............................            3,000               $7.46

     2003 ...............................            3,000               $6.79

     2004 ...............................          220,000               $5.25

     2006 ...............................           60,000               $5.00

     2007 ...............................           73,337               $6.17

     2008 ...............................              663               $7.63
                                                  --------
                                                   368,000
                                                  ========

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

                                   AVERT, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                                       Years Ended December 31,
                                                       -----------------------
                                                       1998              1997
                                                       ----              ----
Net income applicable to common stockholders:
     As reported .............................     $   740,000     $   1,218,000
     Pro forma ...............................     $   670,000     $   1,117,000
Net income per common share - basic:
     As reported .............................     $       .22     $         .35
     Pro forma ...............................     $       .20     $         .32
Net income per common share - diluted:
     As reported .............................     $       .21     $         .34
     Pro forma ...............................     $       .19     $         .31

     For purposes of this disclosure, the weighted average fair value of the options granted in 1998 and 1997 was $4.59 and $4.10, respectively. The fair value of each employee option and warrant granted in 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                       Years Ended December 31,
                                                       -----------------------
                                                       1998              1997
                                                       ----              ----
     Expected volatility                                80%              50.1%
     Risk-free interest rate                            5.5%              6.5%
     Expected dividends                                  --                --
     Expected terms (in years)                           5               7.82


     Public Offering - In June 1994, the Company completed its initial public offering of 1,000,000 units and received net proceeds of $4,382,300. Each unit sold for $5.25 and consisted of one share of common stock and one redeemable warrant. Two redeemable warrants entitled the holder to purchase one share of common stock for $6.50 through April 1997. In connection with this offering, the underwriter received a redeemable warrant to purchase 100,000 units at $6.30 per unit. This redeemable warrant is exercisable through June 1999. During 1997, 176,250 warrants were exercised for 88,125 shares of common stock at $6.50 per share and the remaining warrants expired unexercised. The Company received net proceeds of $530,800.

     Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock. Such shares are issuable in such series and preferences as may be determined by the Board of Directors.

                                   AVERT, INC.

                          NOTES TO FINANCIAL STATEMENTS





5    COMMITMENTS:

     Employee Bonus - In 1994, the Company formalized a five-year employment agreement whereby the Company president receives a bonus of 6% of income before taxes and bonus, but after deducting investment income. The total bonus expense for 1998 and 1997 was approximately $56,000 and $92,000, respectively.

     401(k) Savings - In 1995, the Company implemented a 401(k) profit sharing plan (the Plan). Eligible employees may make voluntary contributions to the Plan, which are matched by the Company equal to 50% of the employee's contribution up to a maximum of $1,500. The amount of employee contributions is limited as specified in the Plan. Company contributions to the Plan in 1998 and 1997 were insignificant.


6    SUBSEQUENT EVENT (UNAUDITED):

     On February 23, 1999, the Company declared a cash dividend of $.12 per share of common stock to be paid March 24, 1999 to those shareholders of record as of close of business March 15, 1999. Total cash dividend to be paid is approximately $400,000.