Form 10KSB/A
period 1998-12-31
AVERT INC
filed 1999-03-31
CIK 920909

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amended Form 10-KSB

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



Liquidity and Capital Resources

     Avert's financial position at December 31,1998, remained strong with working capital at that date of $7,349,000 compared to $7,543,000 at December 31, 1997. Cash and cash equivalents at December 31, 1997 were $580,000 and decreased to $531,000 at December 31, 1998. Net cash provided from operations for the year ended December 31, 1998, was $1,420,000, and consisted primarily of net income of $740,000, a $107,000 decrease in trading investments, a $120,000 net decrease in prepaid expenses, and a depreciation expense of $564,000. Net cash provided from operations for the year ended December 31, 1997, was $988,000, and consisted primarily of net income of $1,218,000, depreciation expense of $405,000 and deferred income taxes of $290,000, a $536,000 increase in trading investments, and a $378,000 net increase in accounts receivable. Avert had capital expenditures of $338,000 for the year ended December 31, 1998, as compared to $1,300,000 for 1997. The majority of the expenses were attributable to costs associated with the software development project described below. During 1998, Avert used cash in financing activities to purchase $814,000 of its Common shares outstanding, and to pay a $350,000 dividend. During 1997, Avert received $531,000 from financing activities derived from warrant proceeds. Avert has declared an approximate $400,000 dividend in 1999.

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

Year 2000 Issue

     The Year 2000 problem is a result of computer programs being written using two digits, rather than four, to define the applicable year. Any programs that have time sensitive data may recognize a date using "00" as the year 1900, rather than the year 2000. The Year 2000 problems may cause computers and computer-controlled systems to malfunction or incorrectly process data as the year 2000 approaches and once the year 2000 arrives. Because of the potential adverse impact of these Year 2000 problems on Avert's business, operations, and financial condition, Avert has been addressing internal and third-party Year 2000 issues in the following areas: (a) Avert's technology systems, including internally developed software, vendor provided software, and computer and peripheral hardware used in Avert's operations; (b) electronic data interchange systems; (c) non-information technology systems (embedded technology), including heating and air conditioning and other building systems; and (d) Year 2000 compliance of entities or persons from which Avert retrieves or receives data or products (including states and counties and other vendors) and other third parties with which Avert has a material relationship.
>
     In general, Avert's Year 2000 program may be separated into four phases. The phases and status of such phase are as follows:

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

     The foregoing disclosure constitutes a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

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

27     Financial Data Schedule.

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

27     Financial Data Schedule.

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
                                                             ----------
                                                             $3,138,000
                                                             ==========
3    INCOME TAXES:

     The actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate income tax rate of 34% for each period) as follows:

                                   AVERT, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                                             Years Ended December 31,
                                                         ------------------------------
                                                         1998                      1997
                                                         ----                      ----
                                                         Amount           %        Amount              %
                                                         -----          --         ------            --
Computed "expected" tax expense ...................   $ 412,000       34.0%      $ 632,000         34.0%
State income taxes, net of Federal income
  tax benefit .....................................      49,000        4.0%         61,000          3.3%
Refundable credits ................................        --            0%        (59,000)        (3.1%)
Non-deductible expenses and other .................      11,000        0.9%          6,000           .2%
                                                      ---------        -----     ---------         -----
Total income tax expense ..........................   $ 472,000        38.9%     $ 640,000         34.4%
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