Form 10QSB
period 1999-03-31
AVERT INC
filed 1999-05-11
CIK 920909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                [ X ] Yes [ ] No

As of May 10, 1999 the issuer had 3,323,025 shares of Common Stock, no par value, outstanding.

                 Transitional Small Business Disclosure Format.
                                [ ] Yes [ X ] No

Form 10-QSB
Quarter Ended March 31, 1999


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

                         PART I - FINANCIAL INFORMATION
                                   AVERT, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                  1999          1998
                                                              (unaudited)
                                                               ---------     ----------
Current assets:
         Cash and cash equivalents .......................   $   494,000   $   531,000
         Marketable securities ...........................     6,078,000     6,006,000
         Accounts receivable, net of allowance ...........     1,147,000     1,061,000
         Prepaid expenses and other ......................       188,000       172,000
                                                             -----------   -----------
                  Total current assets ...................   $ 7,907,000     7,770,000

Property and equipment, net ..............................     2,998,000     3,138,000
Other assets .............................................         6,000             0
                                                             -----------   -----------
Total assets .............................................   $10,911,000   $10,908,000
                                                             ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable ................................   $   481,000   $   297,000
         Accrued expenses ................................       104,000       119,000
         Deferred revenue ................................         3,000         5,000
                                                             -----------   -----------
                  Total current liabilities ..............       588,000       421,000

         Deferred Taxes ..................................       476,000       476,000
                                                             -----------   -----------
                  Total liabilities ......................   $ 1,064,000   $   897,000


Shareholders' equity:
         Preferred shares, no par value; authorized
           1,000,000 shares; none outstanding ............          --            --
         Common stock, no par value; authorized
           9,000,000 shares; 3,323,025 shares issued
           and outstanding ...............................     4,462,000     4,462,000
         Retained earnings ...............................     5,385,000     5,549,000
                                                             -----------   -----------
                  Total shareholders' equity .............   $ 9,847,000   $10,011,000
                                                             -----------   -----------

Total liabilities and shareholders' equity ...............   $10,911,000   $10,908,000
                                                             ===========   ===========

               See accompanying notes to the financial statements.



                                   AVERT, INC.
                              STATEMENTS OF INCOME
                                   (unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                         1999           1998
Net revenues:
         Search and product fees .................   $ 2,416,000    $ 2,147,000
         Interest and other income ...............        76,000         86,000
                                                     -----------    -----------
                                                       2,492,000      2,233,000
Expenses:
         Search and product costs ................     1,099,000      1,042,000
         Marketing ...............................       349,000        379,000
         General and administrative ..............       343,000        353,000
         Software development ....................       132,000         73,000
         Depreciation and amortization............       149,000        111,000
                                                     -----------    -----------
                                                       2,072,000      1,958,000
                                                     -----------    -----------
Income before income taxes .......................       420,000        275,000

         Income tax expense ......................      (165,000)      (108,000)
                                                     -----------    -----------

Net income .......................................   $   255,000    $   167,000
                                                     ===========    ===========
Net income per common share ......................   $       .08    $       .05
                                                     ===========    ===========
Weighted average common
         shares outstanding ......................     3,323,024      3,546,124
                                                     ===========    ===========









               See accompanying notes to the financial statements.

                                   AVERT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                               THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                     ------------------
                                                                                      1999         1998
Cash Flows From Operating Activities:
    Net income .................................................................   $ 255,000    $ 167,000
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization .........................................     149,000      111,000
         Bad debt expense ......................................................      17,000       16,000
         Increase/(decrease) in marketable securities and
                  other gains ..................................................     (72,000)     (80,000)
         Changes in operating assets and liabilities:
              Accounts receivable ..............................................    (103,000)      73,000
              Prepaid expenses and other current assets ........................     (22,000)    (116,000)
              Accounts payable .................................................     184,000      210,000
              Accrued expenses .................................................     (21,000)     (70,000)
              Income taxes payable .............................................       6,000      108,000
              Deferred revenue and deposits ....................................      (2,000)      (1,000)
                                                                                   ---------    ---------
         Net cash provided by operating activities .............................   $ 391,000    $ 418,000

Cash Flows from Investing Activities:
     Additions to furniture and equipment ......................................      (9,000)    (215,000)
     Proceeds from sale of furniture and equipment .............................        --           --
                                                                                   ---------    ---------
           Net cash provided by investing activities ...........................      (9,000)    (215,000)
                                                                                   ---------    ---------
Cash Flows from Financing Activities:
         Purchase of Treasury Stock ............................................        --        (23,000)
         Dividends declared ....................................................    (419,000)     350,000
                                                                                   ---------    ---------
           Net cash provided by financing activities ...........................    (419,000)    (373,000)


Increase/(Decrease) in Cash and Cash Equivalents ...............................     (37,000)    (170,000)

Cash and Cash Equivalents, beginning of period .................................     531,000      580,000
                                                                                   ---------    ---------
Cash and Cash Equivalents, end of period .......................................   $ 494,000    $ 410,000
                                                                                   =========    =========

               See accompanying notes to the financial statements.

                                   AVERT, INC.
                          NOTES TO FINANCIAL STATEMENTS


     The financial information contained herein is unaudited, but includes all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the information set forth. The financial statements should be read in conjunction with the Notes to Financial Statements which are included in the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1998.

     The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1999. The Company believes that the three month report filed on Form 10-QSB is representative of its financial position, its results of operations and its cash flows as of and for the periods ended March 31, 1999 and 1998 covered thereby.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations

Comparison of quarters ended March 31, 1999 and March 31, 1998

     Total net revenues increased from $2,233,000 for the three month period ended March 31, 1998 to $2,492,000 for the comparable three month period in 1999 or approximately 11.6%. This increase was primarily due to the overall growth of its customer base and their use of its criminal history products. There were 5701 customers that actually used Avert services the first three months of 1999, as compared to 4,574 the first three months of 1998, representing approximately a 24.6% increase. However, the dollars spent per customer in the first quarter 1999 was $424 as compared to $456 in the first quarter 1998, representing a 7% decrease. The Company believes that there continues to be a very low unemployment rate job market where there are substantially fewer job applicants to screen than in a higher unemployment rate job market. The sales categories that experienced the largest increases had quick turnaround, and addressed employers' need to fill positions quickly in the current job market.

     Another key element in the improved first quarter 1999 revenue growth was that the Company was able to focus on obtaining customers, implement improvements in order processing, and other features and enhancements made possible by the new computer system implemented in April, 1998. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:


                                      Three Months Ended           Three Months Ended
                                        March 31, 1999               March 31, 1998        Percent of
                                     --------------------          --------------------     Increase
                                     Revenues     % total          Revenues     % total    (Decrease)
                                     --------     -------          --------     -------    ---------
Products:
  Workers compensation histories   $  205,000       8.2%         $  242,000      10.8%      (15.3)%
  Criminal history reports .....   $1,404,000      56.3%         $1,115,000      49.9%       25.9%
  Previous employment reports/ .   $  241,000       9.7%         $  296,000      13.3%      (18.6)%
     credit reports
  Motor vehicle driving records    $  282,000      11.3%         $  251,000      11.2%       12.4%
  Other products ...............   $  125,000       6.5%         $  118,000       5.3%        5.9%
Services: ......................   $  187,000       5.0%         $  125,000       5.6%       49.6%

Interest income ................   $   74,000       3.0%             84,000       3.8%      (11.9)%


         NET REVENUES ..........   $2,492,000                    $2,233,000                  11.6%


     The largest product growth of approximately 25.9% occurred in Criminal history reports. This product line accounted for approximately 56.3% of total net revenues in three month period ended March 31, 1999, as compared to approximately 49.9% in the same three month period of 1998. The product contributed $1,404,000 to total net revenues in the first quarter 1999, as compared to $1,115,000 to total new revenues in the first quarter 1998. The Company believes there continues to be a trend nationwide to check prospective employees' criminal records and it continues to focus on obtaining the quickest, most accurate data available.

     Motor vehicle driving records enjoyed an approximate 12.4% increase in total net revenues from the first three months of 1998 as compared to the same period in 1999. Internal enhancements specific to this product line, improving turnaround time were implemented in first quarter 1999, positively impacting the customer base in their quest for quicker hiring decisions.

     There was approximately 18.6% decrease in growth for revenues generated in the areas of education/credential verification and credit reports, which decreased from $296,000 in the first quarter of 1998 to $241,000 in the first quarter of 1999. This was primarily a result of a change of ordering behavior of the Company's largest customer to other products shown above in "Other
Products". In addition, there was an increase as a percentage of total net revenues of approximately 5.9% in "Other Products", representing $118,000 in the three month period of 1998, and $125,000 in the three month period of 1999. This increase was primarily due to a new product called Instant Address Link, just introduced in first quarter 1999. Through its links with the service bureaus this products offers an address locator service that identifies up to three known addresses for an applicant, based on social security number usage. Customers can match the findings of the report with information provided by the applicant. Additionally, Instant Address Link "builds" a ready to go order for criminal records searches that match the addresses identified. Customers can order the criminal records on-line with just a click of the mouse.

     Workers' compensation histories continued to decline as a percentage of net revenues as previously predicted. In first quarter, 1998 workers' compensation reports, represented $242,000 or approximately 10.8% of total net revenues, as compared to $205,000 for the first three months of 1999, or approximately 8.2% of total net revenues. The Company believes it will continue to decrease as a percentage of total net revenues.

     Service sales experienced approximately 49.6% revenue growth from $125,000 in the three month period ended March 31, 1998 to $187,000 in the three month period ended March 31, 1999. This is primarily attributable to growth of the customer base membership in the Avert Advantage program, which increased from $57,000 in revenues for the first quarter 1998 to $107,000 for the first quarter in 1999.

     Income before income taxes increased from $275,000 in first quarter 1998, to $420,000 in first quarter 1999 or approximately 52.7% and represented approximately 12.3% in 1998, as compared to approximately 16.9% in 1999. The Company believes that decreases in some expense areas and relatively small increases in other expense categories was a direct result of increased internal efficiencies and capacity made possible by the new computer system implemented in April 1998.

     Total expenses, when expressed as a percentage of total net revenues, decreased from approximately 87.7% in the first quarter 1998, representing $1,958,000 to approximately 83.1 in the first quarter 1999 representing $2,072,000. A breakdown in expenses is as follows:

                                                Three Months Ended         Three Months Ended       Increase (Decrease)
                                                  March 31, 1999             March 31, 1998            % of Revenues
                                             ------------------------   ------------------------    ------------------
                                             Expenses    % of Revenue   Expenses    % of Revenue      1999 over 1998

Search and product ......................   $1,099,000       44.0%     $1,066,000       47.7%             (3.7)%
Marketing ...............................      349,000       14.0         443,000       19.8              (5.8)
General and administration ..............      343,000       13.8         265,000       11.9               1.9
Software development ....................      132,000        5.3          73,000        3.3               2.0
Depreciation and amortization ...........      149,000        6.0         111,000        5.0               1.0
                                            ----------      -----      ----------      -----              ----

         Expenses .......................   $2,072,000       83.1%     $1,958,000       87.7%             (4.6)%
                                            ==========      -====      ==========      =====              ====

     Search and product fees decreased approximately 3.7% as a percentage of net revenues in the first quarter 1999 over the first quarter 1998. The majority of the decrease was attributable to the improved automation of the Company's supply chain, specifically decreasing costs of obtaining criminal history information from sources. Despite the level of increased product growth mentioned above, the Company was able to only increase head count in the operations area by 1.5 full-time equivalents in first quarter 1999, as compared to first quarter 1998. This was also due to improved internal efficiencies brought about by the new computer system.

     There was an approximate 5.8% decrease as a percentage of total net revenues in marketing expenses, in the first three months of 1999 as compared to the first three months of 1998. This resulted primarily from a decrease in 1.7 full-time equivalents, as well as decreased use of outside marketing consulting in the first quarter 1999 as compared to first quarter 1998. Additionally, the company has reduced expenditures in certain lead generation activities such as yellow pages advertising and broadcast fax as it transitions its marketing activities to web-based lead generation programs. Examples of web-based lead generation activities include web site links with other human resource providers, banner advertisements, listings on Internet portals, email messages sponsored by human resource publications, and additional information services on our own web site.

     General and Administrative expenses increased slightly in first three-month period ended March 31, 1999, representing approximately 13.8% of total net revenues, as compared to the first three-month period ended March 31, 1998 representing 11.9% of total net revenues.

     As predicted, there was an increase in software development and maintenance expenses expressed as a percentage of total net revenues from approximately 5.3% in first quarter 1999 to approximately 3.3% in the comparable period of 1998. The primary reason for the increase is that personnel costs directly associated with the development and implementation of the computer system were capitalized with the software project in the first three months of 1998, but all costs were expensed in the first three months of 1999. The Company continues to focus on making technology its strategic advantage in its relationships with customers, partners and suppliers. There was an increase in depreciation and amortization expenses when expressed as a percentage of total net revenues, from approximately 5.0% in the first three months of 1998, to approximately 6.0% in the comparable period of 1999. The increase was due to the increased capitalized costs associated with the software development project, which were fully amortized in first quarter 1998, and expensed in 1999.

     Income taxes for the combined federal and state statutory rate was approximately 39% in first quarter 1999 and approximately 34% in the first quarter 1998. The result was net income of $255,000 or $.08 per share on 3,323,024 shares (weighted average shares plus common stock equivalents) for the first three months ended March 31, 1999, as compared to net income of $182,000 or $.05 per share on 3,366,320 shares (weighted average shares plus common stock equivalents) for the first three months ended March 31, 1998.


Liquidity and Capital Resources

     The Company's financial position at March 31, 1999 remained strong with working capital at that date of $7,319,000 compared to $7,349,000 at December 31,1998. Cash and cash equivalents and marketable securities at March 31, 1999 were $6,572,000 and increased from $6,537,000 at December 31, 1998. Net cash provided from operations for the three month period ended March 31, 1999 was $391,000 and consisted primarily of net income of $255,000, a $103,000 increase in accounts receivable, and a $184,000 increase in accounts payable. The Company had capital expenditures of $9,000 for the three month period ended March 31, 1999 as compared to $215,000 for the three months ended March 31, 1998. The majority of the capital expenditures during the three months ended March 31, 1998 was attributable to the development of new software and upgrade of existing hardware and software implemented in April, 1998. Net cash used in financing activities for the three month period ended March 31, 1999 was $419,000 and consisted of a cash dividend of $.12 per common share payable on March 24, 1999 to shareholders of record on March 15, 1999.

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


                                       AVERT, INC.


DATE:   May 11, 1999                   BY: /s/ Dean A. Suposs
                                          --------------------------------------
                                          Dean A. Suposs, President



DATE:   May 11, 1999                   BY: /s/ Jamie M. Burgat
                                          --------------------------------------
                                          Jamie M. Burgat, Vice President of
                                          Operations and Chief Financial Officer