Form 10QSB
period 1999-06-30
AVERT INC
filed 1999-08-02
CIK 920909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                    No Change
         (Former name, former address and former fiscal year, if changed from last report)

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            [X]  Yes    [ ] No

     As of August 2, 1999 the issuer had 3,323,025 shares of Common Stock, no par value, outstanding.

                 Transitional Small Business Disclosure Format.
                                [ ] Yes [ X ] No

Form 10-QSB
Quarter Ended June 30, 1999

                                      INDEX


                                                                            PAGE

PART I - FINANCIAL INFORMATION

     ITEM 1.  Financial statements

          Unaudited balance sheets ........................................... 3

          Unaudited statements of income ..................................... 4

          Unaudited statements of cash flows ................................. 5

          Notes to unaudited financial statements ............................ 6

     ITEM 2.  Management's Discussion and Analysis or

          Plan of Operations ................................................. 7


PART II - OTHER INFORMATION

     ITEMS 1, 2, 3, 4, 5 and 6                                    Not applicable


     Signatures ............................................................. 14

                              PART I - FINANCIAL INFORMATION
                                        AVERT, INC.
                                      BALANCE SHEETS

                                          ASSETS

                                                                      JUNE 30,    DECEMBER 31,
                                                                        1999         1998
                                                                    -----------   -----------
                                                                    (unaudited)
Current assets:
         Cash and cash equivalents............................$       492,000   $   531,000
         Marketable securities ................................     6,151,000     6,006,000
         Accounts receivable, net of allowance ................     1,499,000     1,061,000
         Prepaid expenses and other ...........................       169,000       172,000
                                                                  -----------   -----------
                  Total current assets ........................   $ 8,311,000     7,770,000

Property and equipment, net ...................................     3,076,000     3,138,000
Other assets ..................................................        29,000             0
                                                                  -----------   -----------

Total assets ..................................................   $11,416,000   $10,908,000
                                                                  ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable .....................................   $   380,000   $   297,000
         Accrued expenses .....................................       282,000       119,000
         Deferred revenue .....................................         2,000         5,000
                                                                  -----------   -----------
                  Total current liabilities ...................       664,000       421,000
         Deferred Taxes .......................................       476,000       476,000
                                                                  -----------   -----------
                  Total liabilities ...........................   $ 1,140,000   $   897,000

Shareholders' equity:
         Preferred shares, no par value; authorized
           1,000,000 shares; none outstanding .................          --            --
         Common stock, no par value; authorized
           9,000,000 shares; 3,323,025 shares issued
           and outstanding ....................................     4,462,000     4,462,000
         Retained earnings ....................................     5,814,000     5,549,000
                                                                  -----------   -----------
                  Total shareholders' equity ..................   $10,276,000   $10,011,000
                                                                  -----------   -----------

Total liabilities and shareholders' equity ....................   $11,416,000   $10,908,000
                                                                  ===========   ===========

               See accompanying notes to the financial statements.

                                                  AVERT, INC.
                                             STATEMENTS OF INCOME
                                                  (unaudited)

                                                                     Three Months Ended                        Six Months Ended
                                                                            June 30,                               June 30,
                                                                    1999               1998               1999               1998
                                                                    ----               ----               ----               ----
Net revenues:
         Search and product fees .......................       $ 2,896,000        $ 2,475,700        $ 5,312,500        $ 4,622,200
         Interest and other income .....................            81,200             81,500            156,900            167,700
                                                               -----------        -----------        -----------        -----------

                                                               $ 2,977,200        $ 2,557,200        $ 5,469,400        $ 4,789,900
Expenses:
         Search and product costs ......................         1,297,000          1,204,200          2,396,000          2,271,300
         Marketing .....................................           310,700            360,100            659,700            739,200
         General and administrative ....................           406,000            370,600            749,500            697,300
         Software development ..........................           106,800            177,400            238,400            250,900
         Depreciation and amortization .................           149,700            149,900            298,500            261,200
                                                               -----------        -----------        -----------        -----------

                                                                 2,270,200          2,262,200        $ 4,342,100        $ 4,219,900
                                                               -----------        -----------        -----------        -----------

Income before income taxes .............................           707,000            295,000        $ 1,127,300            570,000

         Income tax expense ............................          (277,700)          (116,100)          (442,800)          (224,200)
                                                               -----------        -----------        -----------        -----------

Net income .............................................       $   429,300        $   178,900        $   684,500        $   345,800
                                                               ===========        ===========        ===========        ===========
Net income per common share ............................       $       .13        $       .05        $       .21        $       .10
                                                               ===========        ===========        ===========        ===========
Weighted average common
         shares outstanding ............................         3,323,024          3,522,800          3,323,024          3,529,400
                                                               ===========        ===========        ===========        ===========


               See accompanying notes to the financial statements.


                                                  AVERT, INC.
                                           STATEMENTS OF CASH FLOWS
                                                  (unaudited)
                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                        1999                1998
                                                                                        ----                ----
Cash Flows From Operating Activities:
    Net income .............................................................         $ 684,500          $ 345,800
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization .....................................           298,500            261,200
         Bad debt expense ..................................................            36,600             13,100
         Increase/(decrease) in marketable securities and
                  other gains ..............................................          (145,000)          (162,300)
         Changes in operating assets and liabilities:
              Accounts receivable ..........................................          (474,900)          (283,200)
              Prepaid expenses and other current assets ....................           (26,100)            12,500
              Accounts payable .............................................            83,000            180,100
              Accrued expenses .............................................           117,600            (52,800)
              Income taxes payable .........................................            45,400            (40,000)
              Deferred revenue and deposits ................................            (3,000)             3,100
                                                                                     ---------          ---------

         Net cash provided by operating activities .........................         $ 616,600          $ 277,500

Cash Flows from Investing Activities:
     Additions to furniture and equipment ..................................          (236,300)          (319,200)
     Proceeds from sale of furniture and equipment .........................              --                 --
                                                                                     ---------          ---------

           Net cash provided by investing activities .......................          (236,300)          (319,200)
                                                                                     ---------          ---------

Cash Flows from Financing Activities:
         Purchase of Treasury Stock ........................................              --             (171,200)
                 Dividends declared ........................................          (419,300)           349,400
                                                                                     ---------          ---------

           Net cash provided by financing activities .......................          (419,300)          (520,600)


Increase/(Decrease) in Cash and Cash Equivalents ...........................           (39,000)          (562,300)

Cash and Cash Equivalents, beginning of period .............................           531,000            580,000
                                                                                     ---------          ---------

Cash and Cash Equivalents, end of period ...................................         $ 492,000          $  17,700
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

     The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1999. The Company believes that the three month report filed on Form 10-QSB is representative of its financial position, its results of operations and its cash flows as of and for the periods ended June 30, 1999 and 1998 covered thereby.

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

New Pronouncement. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's financial statements for the year ended June 30, 200 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations

Comparison of quarters ended June 30, 1999 and June 30, 1998

     Total net revenues increased from $2,557,200 for the three-month period ended June 30, 1998, to $2,977,200 for the comparable three-month period in 1999, or approximately 16.4%. This increase was primarily due to the overall growth of its customer base and their increased membership in Avert programs. There were 6350 customers that actually used Avert services the second three months of 1999, as compared to 5,296 the second three months of 1998, representing approximately a 20% increase. The dollars spent per customer in the second quarter 1999 was $457 as compared to $463 in the second quarter 1998, representing an approximate 1.4% decrease. The Company believes that there continues to be a very low unemployment rate job market where there are substantially fewer job applicants to screen than in a higher unemployment rate job market.

     Another key element in the improved second quarter 1999 revenue growth, was that the Company was able to focus on obtaining 1,034 new customers as compared to 499 in the second quarter 1998. Additional focus has been on implementation of improvements in order processing, and other features and enhancements made possible by the new computer system implemented in April, 1998. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                                                       Three Months Ended            Three Months Ended
                                                          June 30, 1999                 June 30, 1998          Percent of
                                                    -------------------------      -----------------------      Increase
                                                    Revenues          % total      Revenues         % total    (Decrease)
                                                    --------          -------      --------         -------    ----------
Products:
  Workers compensation histories ...........       $  225,000           7.6%     $  251,000           9.8%      (10.4)%
  Criminal history reports .................       $1,715,200          57.6%     $1,462,000          57.2%       17.3%
  Reference Check reports/ .................       $  295,500           9.9%     $  287,700          11.3%        2.7%
     Credit reports
  Motor vehicle driving records ............       $  345,900          11.6%     $  255,700          10.0%       35.3%
  Other products ...........................       $  146,400           4.9%     $   97,600           3.8%       50.0%
Services: ..................................       $  184,700           6.2%     $  123,800           4.8%       49.2%

Interest income ............................       $   75,200           2.5%     $   80,800           3.2%       (6.9)%


         NET REVENUES ......................       $2,977,200                    $2,557,200                      16.4%

     The largest single product growth of approximately 35.3% occurred in Motor Vehicle Driving records. This product line accounted for approximately $345,900 or approximately 11.6% of total net revenues in the three-month period ended June 30, 1999, as compared to approximately $255,700 or 10.0% in the same three-month period of 1998. Internal enhancements specific to this product line, improving turnaround time were implemented in first quarter 1999, positively impacting the customer base in their quest for quicker hiring decisions. Enhanced automated features made possible by the new computer system implemented in second quarter 1998, currently being piloted by several customers has increased the usage of this product.

     The Criminal History product line experienced growth of approximately 17.3% in second quarter 1999 over second quarter 1998. The product contributed $1,715,200 to total net revenues in the second quarter 1999, as compared to $1,462,000 to total net revenues in the second quarter 1998. The Company believes there continues to be a nationwide trend to check prospective employees' criminal records and it continues to have as a key initiative, obtaining the quickest, most accurate data available.

     There was an increase as a percentage of total net revenues of approximately 50.0% in "Other Products", representing $146,400 in the second three-month period of 1999, and $97,600 in the second three-month period of 1998. This increase was primarily due to a new product called Instant Address Link, just introduced in first quarter 1999. Through its links with the service bureaus this product offers an address locator service that identifies up to three known addresses for an applicant, based on social security number usage. Customers can match the findings of the report with information provided by the applicant. Additionally,

     Instant Address Link can be used to "build" a ready-to-go order for criminal records searches that match the addresses identified. Customers can order the criminal records on-line with just a click of the mouse.

     There was relative flat revenue growth of approximately 2.7% generated in the areas of education/credential verification and credit reports, which increased from $287,700 in the second quarter of 1998 to $295,500 in the second quarter of 1999.

     Workers' compensation histories continued to decline as a percentage of net revenues as previously predicted. In second quarter, 1999 workers' compensation reports, represented $225,000 or approximately 7.6% of total net revenues, as compared to $251,000 for the second three months of 1999, or approximately 9.8% of total net revenues. The Company believes it will continue to decrease as a percentage of total net revenues.

     Service sales experienced approximately 49.2% revenue growth from $123,800 in the three-month period ended June 30, 1999, to $184,700 in the three-month period ended June 30, 1999. This increase is primarily attributable to growth of the customer base membership in the Avert Advantage and Avert Advantage On-line programs, which increased from $67,000 in revenues for the second quarter 1998 to $108,900 for the second quarter in 1999.

     Income before income taxes increased from $295,000 in second quarter 1998, to $707,000 in second quarter 1999 or approximately 139.7% and represented approximately 11.5% in 1998, as compared to approximately 23.8% in 1999. The Company believes that decreases in all expenses areas was a direct result of decreased head count, and increased internal efficiencies and capacity made possible by the new computer system implemented in April 1998.

     Total expenses, when expressed as a percentage of total net revenues, decreased from approximately 88.4% in the second three-month period of 1998, representing $2,262,200 to approximately 76.3% in the second three-month period of 1999, representing $2,270,200. A breakdown in expenses is as follows:


                                                      Three Months Ended              Three Months Ended       Increase (Decrease)
                                                        June 30, 1999                   June 30, 1998             % of Revenues
                                                 ----------------------------     -------------------------    -------------------
                                                 Expenses        % of Revenue     Expenses   % of Revenue        1999 over 1998
                                                 ----------------------------     ---------  --------------    -------------------
Search and product ........................     $1,297,000           43.6%       $1,204,200           47.1%          (3.5)%
Marketing .................................        310,700           10.5           360,100           14.1           (3.6)
General and administration ................        406,000           13.6           370,600           14.4           (0.8)
Software development ......................        106,800            3.6           177,400            6.9           (3.3)
Depreciation and amortization .............        149,700            5.0           149,900            5.9           (0.9)
                                                ----------           ----        ----------           ----           ----


         Expenses .........................     $2,270,200           76.3%       $2,262,200           88.4%         (12.1)%
                                                ==========          =====        ==========           ====           ====

     Search and product fees decreased approximately 3.5% as a percentage of net revenues in the second quarter 1999 over the second quarter 1998. The majority of the decrease was attributable to the improved automation of the Company's supply chain, specifically decreasing costs of obtaining criminal history information from sources. Despite the level of increased product growth mentioned above, the Company was able to decrease head count in the operations area of 16.1 full-time equivalents, or approximately 32.1%, in second quarter 1999, as compared to second quarter 1998. This was also due to improved internal efficiencies brought about by the new computer system.

     There was an approximate 3.6% decrease as a percentage of total net revenues in marketing expenses, in the second three- month period of 1999 as compared to the same period 1998. This resulted primarily from a decrease of 2.1 full-time equivalents, or approximately 12.9%, as well as decreased costs associated with lead generation activities, in the second quarter 1999 as compared to the second quarter 1998. The reduction in marketing staff is a result of the Company's emphasis on partnership selling to large corporate accounts. During the second quarter in 1999, several new corporate account customers were signed through partnerships.

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

     General and Administrative expenses decreased approximately .8% as a percentage of total net revenues in the second three months ended June 30, 1999, representing approximately 13.6%, as compared to the second three months ended June 30, 1998 representing 14.4% of total net revenues. There was a decrease of
2.0 full-time equivalents, or approximately 17.7%, from second quarter 1999 over second quarter 1998, as well as reduced expenditures for temporary personnel.

     There was a decrease in software development and maintenance expenses expressed as a percentage of total net revenues to approximately 3.6% in second quarter 1999 from approximately 6.9% in the comparable period of 1998. The primary reason for the reduction of expenses is the decrease in second quarter
1999 of expenditures associated with outside consultants required for the computer system implementation in second quarter 1998. In addition, a portion of personnel costs were capitalized in the second three-month period of 1999, as compared to the second three-month period of 1998, in which all personnel costs were expensed. These personnel costs in second quarter 1999 were directly associated with the development and implementation of software required for the joint marketing venture with ADP recently announced. The software provides for enhanced capabilities for volume specifically in the areas of customer setup, customer management and order processing. The software will be put into actual production during third quarter 1999, at which point depreciation costs will begin. The Company continues to focus on making technology its strategic advantage in its relationships with customers, partners and suppliers.

     There was a decrease in depreciation and amortization expenses when expressed as a percentage of total net revenues, from approximately 5.9% in the second three months of 1998, to approximately 5.0% in the comparable period of 1999. This decrease was primarily due to the decrease of depreciation as a result of the sale of an automobile.

     Income taxes for the combined federal and state statutory rate was approximately 39% in both second quarter periods of 1999 and 1998. The result was net income of $429,300 or $.13 per share on 3,323,024 shares (weighted average shares plus common stock equivalents) for the second three months ended June 30, 1999, as compared to net income of $178,900 or $.05 per share on 3,522,800 shares (weighted average shares plus common stock equivalents) for the second three months ended June 30, 1998. The increased net income generated in second quarter 1999 represented an approximate 140% increase over the net income generated in second quarter 1998.

Comparison of six months ended June 30, 1999 and June 30, 1998

     Net revenues increased from $4,789,900 for the six-month period ended June 30, 1998, to $5,469,400 for the comparable six-month period in 1999 or approximately 14.2%. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                                                     Six Months Ended                    Six Months Ended
                                                       June 30, 1999                       June 30, 1998              Percent of
                                               -----------------------------       -----------------------------       Increase
                                               Revenues              % total       Revenues              % total      (Decrease)
                                               --------              -------       --------              -------      ----------
Products:
  Workers compensation histories ......     $  429,600                  7.9%     $  492,800                  10.3%      (12.8)%
  Criminal history reports ............     $3,119,700                 57.0%     $2,560,000                  53.4%       21.9%
  Reference Check reports/ ............     $  536,300                  9.8%     $  583,900                  12.2%       (8.2)%
     Credit reports
  Motor vehicle driving records .......     $  628,100                 11.5%     $  507,100                  10.6%       23.9%
  Other products ......................     $  271,400                  5.0%     $  215,500                   4.5%       25.9%
Services: .............................     $  371,600                  6.8%     $  226,400                   4.7%       64.1%

Interest income .......................     $  149,300                  2.7%     $  164,700                   3.4%       (9.4)%
                                             ---------                            ---------                             -----

         NET REVENUES .................     $5,469,400                           $4,789,900                              14.2%
                                             =========                            =========                             =====

     The largest single product line growth of approximately 23.9%, during the first six months of 1999 over the first six month of 1998, was Motor vehicle driving records. It represented approximately 11.5% of total net revenues, or $628,100 in the first six months of 1999, as compared to approximately 10.6% of total net revenues, or $507,100 in the first six months of 1998. The Criminal History product line experienced continued growth of approximately 21.9% in the six-month period ended June 30, 1999 as compared to the six-month period ended June 30, 1998. It has increased as a percentage of total net revenues from approximately 53.4% in the first six months of 1998, representing $2,560,000, to approximately 57.0% in the same period of 1999, representing $3,119,700.

     Workers' compensation reports continued its downward trend, decreasing from $492,800 in revenues for the six-month period ended June 30, 1998 to $429,600 in revenues for the six-month period ended June 30, 1999. The regulation requirements of this product have made it less viable in the marketplace.

     The Services category increased as a percentage of total net revenues by approximately 64.1% when comparing the first six months of 1999 to the first six months of 1998. The increase resulted primarily from increased membership in Avert Advantage and Avert Advantage On-line programs, along with the partner equivalent programs. Partner relationships have continued to be a focus of Avert in 1999, as evidenced by the recent announcements of ADP joint venture relationship and national rollout.

     The category of "Other Products" experienced an increase of approximately 25.9% of total net revenues in the first six months ended June 30, 1999 as compared to the first six months ended June 30, 1998. This increase was primarily a result of the new product Instant Address Link introduced in first quarter 1999 which is an address locator service that identifies up to three known addresses for an applicant, based on social security number usage. These addresses can be used by customers to "buil criminal history orders in those geographical areas. In addition, package sales increased approximately 42.7% in the first six months of 1999, as compared to the same period in 1998. Packages are a direct result of increased capabilities made possible by the computer conversion in April 1998, allowing customers to set up custom packages, comprised of products and services to allow ease of order entry. Avert believes this area will have a positive impact on future revenues, and has been the model for the ADP joint marketing venture.

     Income before income taxes increased from $570,000 in the six-month period ended June 30, 1998 to $1,127,300 in the six- month period ended June 30, 1999 or approximately 97.8%. This represented approximately 11.9% of net revenues in the first six months of 1998 compared to approximately 20.6% in the first six months of 1999.

     Total expenses increased from $4,219,900 for the six-month period ended June 30, 1998 to $4,342,100 for the comparable period in 1999. A breakdown in expenses is as follows:


                                                    Six Months Ended                   Six Months Ended        Increase (Decrease)
                                                      June 30, 1999                      June 30, 1998             % of Revenues
                                                ------------------------         ---------------------------   ------------------
                                                Expense     % of Revenue         Expense        % of Revenue     1998 over 1997
                                                -------     ------------         -------        ------------   ------------------
Search and product .................         $2,396,000           43.7%       $2,271,300           47.4%               (3.7)%
Marketing ..........................            659,700           12.1           739,200           15.4                (3.3)
General and administration .........            749,500           13.7           697,300           14.6                (0.9)
Software development ...............            238,400            4.4           250,900            5.2                (0.8)
Depreciation and amortization ......            298,500            5.5           261,200            5.5                 0.0
                                             ----------          -----        ----------          -----               -----

         Expenses ..................         $4,342,100           79.4%       $4,219,900           88.1%               (8.7)%
                                             ==========          =====         ==========         =====               =====

     Total expenses decreased approximately 8.7% as a percentage of total net revenues in the first six-month period of 1999 as compared to the first six-month period of 1998. One of the primary decreases was in the area of Search and Products costs, which decreased as a result of increased efficiencies and decreased head count directly enabled by the new computer system implemented in second quarter 1998. The other primary area in which expenses decreased was Marketing, which resulted from a decrease in head count and costs associated with lead generation activities.

     There was a slight decrease as a percentage of total net revenues in both general and administrative and software development expenses in the first six-month period ended June 30, 1999 as compared to the same period in 1998. These decreases resulted primarily from a decrease in head count in general and administration area, and amortized personnel costs associated with the development and implementation of software required for the recently announced ADP joint marketing venture in the software development area.

     Income taxes for the combined federal and state statutory rate remained at approximately 39% in both the first six months of 1998 and 1999. The result was an increase of net income of approximately 97.9%, representing $345,800 or $.10 per share on 3,529,400 shares for the six months ended June 30, 1998, as compared to $684,500 or $.21 per share on 3,323,024 shares for the six months ended June 30, 1999.


Liquidity and Capital Resources

     The Company's financial position at June 30, 1999 remained strong with working capital at that date of $7,647,000 compared to $7,349,000 at December 31,1998. Cash and cash equivalents and marketable securities at June 30, 1999 were $6,151,000 and increased from $6,006,000 at December 31, 1998. Net cash provided from operations for the six-month period ended June 30, 1999 was $616,600 and consisted primarily of net income of $684,500, a $474,900 increase in accounts receivable, and a $117,600 increase in accrued expenses. The Company had capital expenditures of $236,300 for the six-month period ended June 30, 1999 as compared to $319,200 for the six months ended June 30, 1998. The majority of the capital expenditures during the six months ended June 30, 1999 were attributable to the development of new software and upgrade of existing hardware for the ADP joint marketing venture and ongoing enhancements. Net cash used in financing activities for the six-month period ended June 30, 1999 was $419,300 and consisted of a cash dividend of $.12 per common share payable on March 24, 1999 to shareholders of record on March 15, 1999.

                           PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings

          NONE


ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  1998 Avert Index

          (b)  Leaders OnLine from Heidrick & Struggles Internet Partnership

          (c)  1st Quarter 1999 Results

          (d) Avert/ADP Joint Marketing Venture with Emerging Business Services Division

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AVERT, INC.


DATE:  August 2, 1999                 BY: /s/ Dean A. Suposs
                                          --------------------------------------
                                          Dean A. Suposs, President



DATE:  August 2, 1999                 BY: /s/ Jamie M. Burgat
                                          --------------------------------------
                                          Jamie M. Burgat, Vice President of
                                          Operations and Chief Financial Officer