Form 10QSB
period 1999-09-30
AVERT INC
filed 1999-11-12
CIK 920909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

                                [X] Yes    [ ] No

As of November 2, 1999 the issuer had 3,294,325 shares of Common Stock, no par value, outstanding.


                 Transitional Small Business Disclosure Format.
                                [ ] Yes    [X] No

Form 10-QSB
Quarter Ended September 30, 1999


                                      INDEX


                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

     ITEM 1.  Financial statements

          Unaudited balance sheets..........................................   3

          Unaudited statements of income....................................   4

          Unaudited statements of cash flows................................   5

          Notes to unaudited financial statements...........................   6

     ITEM 2.  Management's Discussion and Analysis or
              Plan of Operations............................................   7


PART II - OTHER INFORMATION

     ITEMS 1, 2, 3, 4, 5 and 6                                    Not applicable


     Signatures.............................................................  13

                         PART I - FINANCIAL INFORMATION


                                        AVERT, INC.
                                      BALANCE SHEETS

                                          ASSETS

                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                           1999          1998
                                                                      -----------      ------------
                                                                       (unaudited)
Current assets:
         Cash and cash equivalents .................................   $ 1,098,000   $   531,000
         Marketable securities .....................................     6,242,000     6,006,000
         Accounts receivable, net of allowance .....................     1,685,000     1,061,000
         Prepaid expenses and other ................................       155,000       172,000
                                                                       -----------   -----------
                  Total current assets .............................   $ 9,180,000     7,770,000


Property and equipment, net ........................................     2,963,000     3,138,000
Other assets .......................................................         1,000             0
                                                                       -----------   -----------
Total assets .......................................................   $12,144,000   $10,908,000
                                                                       ===========   ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable ..........................................   $   481,000   $   297,000

         Accrued expenses ..........................................       386,000       119,000

         Deferred revenue ..........................................        40,000         5,000
                                                                       -----------   -----------
                  Total current liabilities ........................       907,000       421,000

         Deferred Taxes ............................................       476,000       476,000
                                                                       -----------   -----------
                  Total liabilities ................................   $ 1,383,000   $   897,000

Shareholders' equity:
         Preferred shares, no par value; authorized
           1,000,000 shares; none outstanding ......................          --            --
         Common stock, no par value; authorized
           9,000,000 shares; 3,310,525 shares issued
           and outstanding .........................................     4,386,000     4,462,000
         Retained earnings .........................................     6,375,000     5,549,000
                                                                       -----------   -----------
                  Total shareholders' equity .......................   $10,761,000   $10,011,000
                                                                       -----------   -----------

Total liabilities and shareholders' equity .........................   $12,144,000   $10,908,000
                                                                       ===========   ===========

               See accompanying notes to the financial statements.

                                             AVERT, INC.
                                        STATEMENTS OF INCOME
                                             (unaudited)

                                               Three Months Ended            Nine Months Ended
                                                  September 30,                September 30,
                                               1999          1998           1999           1998
                                               ----          ----           ----           ----
Net revenues:
         Search and product fees .....   $ 3,382,700    $ 2,504,600    $ 8,695,200    $ 7,126,800
         Interest and other income ...        83,200         85,600        240,100        253,400
                                         -----------    -----------    -----------    -----------

                                           3,465,900      2,590,200    $ 8,935,300    $ 7,380,200
Expenses:
         Search and product costs ....     1,519,700      1,269,400      3,926,300      3,540,700
         Marketing ...................       315,000        414,500        974,700      1,153,700
         General and administrative ..       409,900        346,000      1,148,800      1,043,400
         Software development ........       134,600        169,200        373,000        420,100
         Depreciation and amortization       162,500        150,900        461,000        412,100
                                         -----------    -----------    -----------    -----------

                                           2,541,700      2,350,000    $ 6,883,800    $ 6,570,000
                                         -----------    -----------    -----------    -----------

Income before income taxes ...........       924,200        240,200    $ 2,051,500        810,200

         Income tax expense ..........      (363,000)       (93,400)      (805,800)      (317,500)
                                         -----------    -----------    -----------    -----------

Net income ...........................   $   561,200    $   146,800    $ 1,245,700    $   492,700
                                         ===========    ===========    ===========    ===========
Net income per common share ..........   $       .17    $       .04    $       .37    $       .14
                                         ===========    ===========    ===========    ===========
Weighted average common
         shares outstanding ..........     3,320,715      3,444,924      3,322,247      3,454,001
                                         ===========    ===========    ===========    ===========




               See accompanying notes to the financial statements.

                                             AVERT, INC.
                                      STATEMENTS OF CASH FLOWS
                                             (unaudited)


                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                 1999           1998
                                                                 ----           ----

Cash Flows From Operating Activities:
    Net income ..........................................   $ 1,245,700    $   345,800
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization ..................       461,000        261,200
         Bad debt expense ...............................        55,600         13,100
         Increase/(decrease) in marketable securities and
                  other gains ...........................      (235,600)      (162,300)
         Changes in operating assets and liabilities:
              Accounts receivable .......................      (679,300)      (283,200)
              Prepaid expenses and other current assets .        16,400         12,500
              Accounts payable ..........................       185,000        180,100
              Accrued expenses ..........................       186,000        (52,800)
              Income taxes payable ......................        80,500        (40,000)
              Deferred revenue and deposits .............        34,900          3,100
                                                            -----------    -----------
         Net cash provided by operating activities ......   $ 1,350,200    $   277,500

Cash Flows from Investing Activities:
     Additions to furniture and equipment ...............      (286,500)      (319,200)
     Proceeds from sale of furniture and equipment ......          --             --
                                                            -----------    -----------
           Net cash provided by investing activities ....      (286,500)      (319,200)
                                                            -----------    -----------

Cash Flows from Financing Activities:
         Purchase of Treasury Stock .....................       (87,200)      (171,200)
         Exercising of Options ..........................        10,500           --
         Dividends declared .............................      (419,300)      (349,400)
                                                            -----------    -----------
           Net cash provided by financing activities ....      (496,000)      (520,600)


Increase/(Decrease) in Cash and Cash Equivalents ........       567,700       (562,300)

Cash and Cash Equivalents, beginning of period ..........       530,600        580,000
                                                            -----------    -----------
Cash and Cash Equivalents, end of period ................   $ 1,098,300    $    17,700
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

     The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 1999. The Company believes that the three month report filed on Form 10-QSB is representative of its financial position, its results of operations and its cash flows as of and for the periods ended September 30, 1999 and 1998 covered thereby.

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

SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued in February 1998. This statement revises the disclosure requirement for pensions and other postretirement benefits. This statement is effective for the Company's financial statements for the year ended September 30, 1999 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. This statement establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosure about products and services, geographical areas and major customers. This statement is effective for the company's financial statements for the year ended September 30, 1999 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997. This statement establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all components of comprehensive income shall be classified based on their nature and shall be reported in the financial statements in the period in which they are recognized. A total amount for comprehensive income shall be displayed in the financial statements where the components of other comprehensive income are reported. This statement is effective for the Company's financial statements for the year ended September 30, 1999 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Comparison of quarters ended September 30, 1999 and September 30, 1998

     Total net revenues increased from $2,590,200 for the three-month period ended September 30, 1998, to $3,465,900 for the comparable three-month period in 1999, or approximately 33.8%. This increase was primarily due to the continued overall growth of its customer base and their increased membership in Avert programs, as well as additional customers obtained through Avert's agreement with Automatic Data Processing (ADP). In total, Avert added 1,460 new customers to its customer base in the three-month period ended September 30, 1999, as compared to 587 new customers in the same period of 1998. This represents an approximate 149% increase. In addition, there were 7,218 customers that actually utilized Avert services the third three months of 1999, as compared to 5,447 the third three months of 1998, representing approximately a 32.5% increase. The dollars spent per customer in the third quarter 1999 was $476 as compared to $461 in the third quarter 1998, representing an approximate 3.3% increase.

     As previously announced, Avert began its rollout of products and services during the third quarter of 1999 with Automatic Data Processing, Emerging Business Services (EBS) division and Major Account Division (MAJORS) of ADP Employer Services. The focus of this partnership agreement is for ADP's Emerging Business Services division to actively market Avert services to its customers utilizing a package format. This format uses a combination of cross-referenced and cascading on-line services to provide ADP's customers with a very cost-effective way to help screen employees and reduce their hiring risk. In the third quarter 1999, there were 485 new customers added through EBS channel (employers of 1-999 employees), and MAJORS channel (employers of 1,000 employees and up) accounted for 36 new Avert customers.

     It is the Company's belief that the investments made in a new computer system, implemented in April, 1998, have made it possible to extend our market by leveraging our fundamental competencies in process management, technology, and order/delivery systems. In addition, there has been concentrated focus on processing improvements to enable more profitable growth. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                                      Three Months Ended         Three Months Ended
                                      September 30, 1999         September 30, 1998        Percent of
                                    ----------------------     ------------------------     Increase
                                    Revenues       % total     Revenues         % total    (Decrease)
                                    --------       -------     --------         -------    ----------
Products:
  Workers compensation histories   $  230,900        6.7%      $  253,200      9.8%          (8.8)%
  Criminal history reports         $1,954,500       56.4%      $1,461,000     56.4%          33.8%
  Reference Check reports/         $  394,600       11.4%      $  298,100     11.5%          32.4%
     Credit reports
  Motor vehicle driving records    $  411,600       11.9%      $  243,100      9.4%          69.3%
  Other products                   $  168,400        4.9%      $   91,700      3.5%          83.6%
Services:                          $  289,900        8.4%      $  160,300      6.2%          80.1%

Interest income                    $   83,000        2.4%      $   80,300      3.1%           3.3%

         NET REVENUES              $3,465,900                  $2,590,200                    33.8%


     The largest single product growth of approximately 69.3% occurred in Motor Vehicle Driving records. This product line accounted for approximately $411,600 or approximately 11.9% of total net revenues in the three-month period ended September 30, 1999, as compared to approximately $243,100 or 9.4% in the same three-month period of 1998. Internal enhancements specific to this product line, improving turnaround time were implemented in first quarter 1999, positively impacting the customer base in their quest for quicker hiring decisions. Enhanced automated features made possible by the new computer system implemented in second quarter 1998, currently being piloted by several customers has increased the usage of this product.

     The Criminal History product line experienced growth of approximately 33.8% in third quarter 1999 over third quarter 1998. The product contributed $1,954,500 to total net revenues in the third quarter 1999, as compared to $1,461,000 to total net revenues in the third quarter 1998. The Company believes there continues to be a nationwide trend to check prospective employees' criminal records and it continues to have as a key initiative, obtaining the quickest, most accurate data available.

     There was an increase as a percentage of total net revenues of approximately 83.6% in "Other Products", representing $168,400 in the third three-month period of 1999, and $91,700 in the third three-month period of 1998. This increase was primarily due to a new product called Instant Address Link, just introduced in first quarter 1999. This product accounted for $52,800 in third quarter 1999. Through its links with the service bureaus this product offers an address locator service that identifies up to three known addresses for an applicant, based on social security number usage. Customers can match the findings of the report with information provided by the applicant. Additionally, Instant Address Link can be used to "build" a ready-to-go order for criminal records searches that match the addresses identified. Customers can order the criminal records on-line with just a click of the mouse.

     There was revenue growth of approximately 32.4% generated in the areas of education/credential verification and credit reports, which increased from $394,600 in the third quarter of 1998 to $298,100 in the third quarter of 1999.

     Workers' compensation histories continued to decline as a percentage of net revenues as previously predicted. In third quarter, 1999 workers' compensation reports, represented $230,900 or approximately 6.7% of total net revenues, as compared to $253,200 for the third three months of 1999, or approximately 9.8% of total net revenues. The Company believes it will continue to decrease as a percentage of total net revenues.

     Service sales experienced approximately 80.1% revenue growth from $160,300 in the three-month period ended September 30, 1998, to $289,900 in the three-month period ended September 30, 1999. This increase is primarily attributable to growth of the customer base membership and corresponding setup fees, as well as their membership in the Avert Advantage and Avert Advantage On-line programs, and subscription fee model associated with the ADP partnership mentioned above.

     Income before income taxes increased from $240,200 in third quarter 1998, to $924,200 in third quarter 1999 or approximately 285.8% and represented approximately 9.3% in 1998, as compared to approximately 26.7% in 1999. The Company believes that decreases in all expenses areas was a direct result of decreased head count, and increased internal efficiencies and capacity made possible by the new computer system implemented in April 1998.

     Total expenses, when expressed as a percentage of total net revenues, decreased from approximately 90.7% in the third three-month period of 1998, representing $2,350,000 to approximately 73.3% in the third three-month period of 1999, representing $2,541,700. A breakdown in expenses is as follows:

                                      Three Months Ended         Three Months Ended            Increase (Decrease)
                                      September 30, 1999         September 30, 1998               % of Revenues
                                      ------------------         ------------------            ------------------
                                    Expenses    % of Revenue   Expenses    % of Revenue           1999 over 1998
                                    --------    ------------   --------    ------------        -----------------
Search and product                 $ 1,519,700      43.8%      $ 1,269,400     49.0%                   (5.2)%
Marketing                              315,000       9.1           414,500     16.0                    (6.9)
General and administration             409,900      11.8           346,000     13.4                    (1.6)
Software development                   134,600       3.9           169,200      6.5                    (2.6)
Depreciation and amortization          162,500       4.7           150,900      5.8                    (1.1)
                                    ----------     -----        ----------    -----                   -----

         Expenses                  $ 2,541,700      73.3%      $ 2,350,000     90.7%                  (17.4)%
                                     =========     =====        ==========    =====                   =====

     Search and product fees decreased approximately 5.2% as a percentage of net revenues in the third quarter 1999 over the third quarter 1998. The majority of the decrease was attributable to the improved automation of the Company's supply chain, specifically decreasing costs of obtaining criminal history information from sources. Despite the level of increased product growth mentioned above, the Company was able to decrease head count in the operations area of 7.7 full-time equivalents, or approximately 23%, in third quarter 1999, as compared to third quarter 1998. This was also due to improved internal efficiencies brought about by the new computer system.

     There was an approximate 6.9% decrease as a percentage of total net revenues in marketing expenses, in the third three-month period of 1999 as compared to the same period 1998. This resulted primarily from a decrease of 2.6 full-time equivalents, or approximately 17%, as well as decreased costs associated with lead generation activities, in the third quarter 1999 as compared to the third quarter 1998. The company has reduced expenditures in certain lead generation activities such as yellow pages advertising and broadcast fax as it transitions its marketing activities to web-based lead generation programs and distribution partnerships. Examples of web-based lead generation activities include web site links with other human resource providers, banner advertisements, listings on Internet portals, email messages sponsored by human resource publications, and additional information services on our own web site. Examples of distribution partnerships include Automated Data Processing, WebHire and Employee Information Services.

     General and Administrative expenses decreased approximately 1.6% as a percentage of total net revenues in the third three months ended September 30, 1999, representing approximately 11.8%, as compared to the third three months ended September 30, 1998 representing 13.4% of total net revenues. There was a decrease of 1 full-time equivalent from third quarter 1999 over third quarter 1998, as well as reduced expenditures for temporary personnel.

     There was a decrease in software development and maintenance expenses expressed as a percentage of total net revenues to approximately 3.9% in third quarter 1999 from approximately 6.5% in the comparable period of 1998. The primary reason for the reduction of expenses is the decrease in third quarter
1999 of expenditures associated with outside consultants required for the computer system implementation in April 1998.

     There was a decrease in depreciation and amortization expenses when expressed as a percentage of total net revenues, from approximately 5.8% in the third three months of 1998, to approximately 4.7% in the comparable period of 1999. This decrease was primarily due to the decrease of depreciation as a result of the sale of an automobile.

     Income taxes for the combined federal and state statutory rate was approximately 39.2% in third quarter period of 1999 and 38.9% in same period of 1998. The result was net income of $561,200 or $.17 per share on 3,320,715 shares (weighted average shares plus common stock equivalents) for the third three months ended September 30, 1999, as compared to net income of $146,800 or $.04 per share on 3,444,924 shares (weighted average shares plus common stock equivalents) for the third three months ended September 30, 1998. The increased net income generated in third quarter 1999 represented an approximate 282% increase over the net income generated in third quarter 1998.

Comparison of nine months ended September 30, 1999 and September 30, 1998

     Net revenues increased from $7,380,200 for the nine-month period ended September 30, 1998, to $8,935,300 for the comparable nine-month period in 1999 or approximately 21.1%. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                                         Nine Months Ended                Nine Months Ended
                                         September 30, 1999               September 30, 1998         Percent of
                                       -----------------------          ------------------------      Increase
                                       Revenues        % total          Revenues         % total     (Decrease)
                                       --------        -------          --------         -------     ----------
Products:
  Workers compensation histories       $   660,500       7.4         $    746,100       10.1%          (11.5)%
  Criminal history reports             $ 5,074,200      56.8%        $  4,038,500       54.7%           25.6%
  Reference Check reports/             $   930,900      10.4%        $    882,000       12.0%            5.5%
     Credit reports
  Motor vehicle driving records        $ 1,039,700      11.6%        $    750,200       10.2%           38.6%
  Other products                       $   439,800       4.9%        $    307,200        4.2%           43.2%
Services:                              $   661,500       7.4%        $    409,100        5.5%           61.7%

Interest income                        $   232,300       2.6%        $    245,100        3.3%           (5.2)%

         NET REVENUES                  $ 8,935,300                   $  7,380,200                       21.1%

     The largest single product line growth of approximately 38.6%, during the first nine months of 1999 over the first nine months of 1998, was Motor vehicle driving records. It represented approximately 11.6% of total net revenues, or $1,039,700 in the first nine months of 1999, as compared to approximately 10.2% of total net revenues, or $750,200 in the first nine months of 1998.

     The Criminal History product line experienced continued growth of approximately 25.6% in the nine-month period ended September 30, 1999 as compared to the nine-month period ended September 30, 1998. It has increased as a percentage of total net revenues from approximately 54.7% in the first nine months of 1998, representing $4,038,500, to approximately 56.8% in the same period of 1999, representing $5,074,200.

     Workers' compensation reports continued its downward trend, decreasing from $746,100 in revenues for the nine-month period ended September 30, 1998 to $660,500 in revenues for the nine-month period ended September 30, 1999. The regulation requirements of this product have made it less viable in the marketplace.

     The Services category increased as a percentage of total net revenues by approximately 61.7% when comparing the first nine months of 1999 to the first nine months of 1998. The increase resulted primarily from increased membership in Avert Advantage and Avert Advantage On-line programs, along with the subscription fee model associated with the ADP partnership mentioned above. Partner relationships have continued to be a focus of Avert in 1999, as evidenced by the recent announcements of ADP joint venture relationship and national rollout.

     The category of "Other Products" experienced an increase of approximately 43.2% of total net revenues in the first nine months ended September 30, 1999 as compared to the first nine months ended September 30, 1998. This increase was primarily a result of the new product Instant Address Link introduced in first quarter 1999 which is an address locator service that identifies up to three known addresses for an applicant, based on social security number usage. These addresses can be used by customers to "build" criminal history orders in those geographical areas.

     Income before income taxes increased from $810,200 in the nine-month period ended September 30, 1998 to $2,051,500 in the nine-month period ended September 30, 1999 or approximately 153.2%. This represented approximately 11.0% of net revenues in the first nine months of 1998 compared to approximately 23.0% in the first nine months of 1999.

     Total expenses increased from $6,570,000 for the nine-month period ended September 30, 1998 to $6,883,800 for the comparable period in 1999. A breakdown in expenses is as follows:

                                     Nine Months Ended                   Nine Months Ended                 Increase (Decrease)
                                     September 30, 1999                  September 30, 1998                   % of Revenues
                                 --------------------------          ---------------------------           ------------------
                                 Expenses      % of Revenue          Expense        % of Revenue             1998 over 1997
                                 --------      ------------          -------        ------------             --------------
Search and product              $ 3,926,300       43.9%             $ 3,540,700         48.0%                   (4.1)%
Marketing                           974,700       10.9                1,153,700         15.6                    (4.7)
General and administration        1,148,800       12.8                1,043,400         14.1                    (1.3)
Software development                373,000        4.2                  420,100          5.7                    (1.5)
Depreciation and amortization       461,000        5.2                  412,100          5.6                    (0.4)
                                -----------      ------              -----------       -----                   -----


         Expenses               $ 6,883,800       77.0%             $ 6,570,000         89.0%                  (12.0)%
                                ===========      =====               ==========        =====                   =====

     Total expenses decreased approximately 12.0% as a percentage of total net revenues in the first nine-month period of 1999 as compared to the first nine-month period of 1998. One of the primary decreases was in the area of Search and Products costs, which decreased as a result of increased efficiencies and decreased head count directly enabled by the new computer system implemented in second quarter 1998. The other primary area in which expenses decreased was Marketing, which resulted from a decrease in head count and costs associated with lead generation activities.

     There were decreases as a percentage of total net revenues in general and administrative, software development, and depreciation and amortization expenses in the first nine-month period ended September 30, 1999 as compared to the same period in 1998. These decreases resulted primarily from a decrease in head count in general and administration area, and amortized personnel costs associated with the development and implementation of software required for the recently announced ADP joint marketing venture in the software development area.

     Income taxes for the combined federal and state statutory rate remained at approximately 39% in both the first nine months of 1998 and 1999. The result was an increase of net income of approximately 97.9%, representing $492,700 or $.14 per share on 3,454,401 shares for the nine months ended September 30, 1998, as compared to $1,245,700 or $.37 per share on 3,322,247 shares for the nine months ended September 30, 1999.

Liquidity and Capital Resources

     The Company's financial position at September 30, 1999 remained strong with working capital at that date of $8,273,000 compared to $7,349,000 at December 31,1998. Cash and cash equivalents and marketable securities at September 30, 1999 were $7,340,000 and increased from $6,537,000 at December 31, 1998. Net cash provided from operations for the nine-month period ended September 30, 1999 was $1,350,200 and consisted primarily of net income of $1,245,700, a $679,300 increase in accounts receivable, and a $186,000 increase in accrued expenses. The Company had capital expenditures of $286,500 for the nine-month period ended September 30, 1999 as compared to $319,200 at December 31, 1998. The majority of the capital expenditures during the nine months ended September 30, 1999 were attributable to the development of new software and upgrade of existing hardware for the ADP joint marketing venture and ongoing enhancements. Net cash used in financing activities for the nine-month period ended September 30, 1999 was $496,000 and consisted primarily of a cash dividend of $.12 per common share payable on March 24, 1999 to shareholders of record on March 15, 1999, as well as $87,200 utilized to repurchase Company stock.


                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

          NONE


ITEM 6.   Exhibits and Reports on Form 8-K

               (a)  2nd Quarter 1999 Results

               (b) Additional Funds Approved for Repurchase of Shares in Open Market

               (c) Avert, Inc. addes Major Account Division to its Joint Marketing Agreement with ADP for Pre- Employment Screening

               (d)  Avert,  Inc.  Selected by CIO  Magazine  as Top  Web-Based
                    Business

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AVERT, INC.


DATE: November 12, 1999                BY:/s/ Dean A. Suposs
                                          --------------------------------------
                                          Dean A. Suposs, President



DATE: November 12, 1999                BY:/s/ Jamie M. Burgat
                                          --------------------------------------
                                          Jamie M. Burgat, Vice President of
                                          Operations and Chief Financial Officer