Form 10KSB
period 1999-12-31
AVERT INC
filed 2000-03-27
CIK 920909

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                   301 REMINGTON, FORT COLLINS, COLORADO 80524
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                 Yes [X]  No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form KSB. [ ]

     The  issuer's   revenues  for  the  year  ended   December  31,  1999  were
$12,608,000.

     The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 16, 2000 was $78,038,478.

     As of March 16, 2000 the issuer had outstanding 3,260,025 shares of Common Stock, No par Value, its only class of Common Stock.

                       DOCUMENT INCORPORATED BY REFERENCE

     The following document is incorporated by reference into Part III of this Annual Report on Form 10-KSB: Definitive Proxy Statement for the issuer's 2000 Annual Meeting of Shareholders.

     Transitional Small Business Disclosure Format (Check one):

                                 Yes [ ]  No [ X ]

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

ITEM 1.  Description of Business.

General

     The Company was organized as a Colorado corporation in June 1986 under the name Hire Risk Services Corporation. In May 1987, the Company changed its name to Avert, Inc. Avert began as an information service bureau engaged primarily in the business of verifying job applicant background information for employers. Thought the Company's general business strategy has remained consistent throughout the years, there has been a concentrated focused on making technology its competitive advantage in the most recent years.

     Avert has developed into an Internet company providing information services targeted primarily at helping companies match employee background information with employer job requirements through the verification of job applicant background information. The employee background reports are obtained through source document retrieval, public record database searches, Company databases, and a national network of couriers (engaged on an independent contractor basis) developed and managed by the Company since its incorporation in June, 1986. The data products and services currently provided by the Company consist of: criminal records, workers' compensation histories, driving records, employment and personal reference checks, credit histories, social security number use, name and address verification, and education and credential verifications, and employment application forms. The Company believes that the demand for pre-employment services is increasing as employers realize the benefits of assuring a better quality hire and managing bad hire risk. The Company has approximately 11,100 customers located throughout the United States. The Company's business strategy is to accelerate market presence throughout the United States.

Markets

     The Company markets its hiring support products and services throughout the United States. Although any company with employees is a potential customer of Avert, the Company believes that industries or businesses with one or more of the following characteristics benefit most from background checking:

o High risk of liability for negligent hiring lawsuits relating to the action or inaction of employees;

o    Physically demanding jobs;

o    Regulated industries such as health care, transportation, etc.

o Industries such as information technology where there are tight labor markets that are forcing companies to hire from new or non-traditional sources;

o    Industries   that  demand  a  high  degree  of  integration   and  employee
     information management;

o    Employees with access to goods and cash of employers;

o    High employee turnover; and

o Desire for better quality employees, not only with respect to competence, but also integrity.

o    Industries  in which one or more of these  characteristics  exist  include:
     construction; retail; manufacturing; property management, medical, including nursing homes, hospitals and in-home health care providers; and city and county governments, including schools.

Products and Services

     General. The Company's products and services are designed to support the hiring process by helping verify job applicant information for employers and consist of retrieval of public records, internal database searches, technology aided searches through the use of the Company's in-house computer system, and both automated and manual retrieval of public records by Avert's network courier system. Avert customers may request and receive records through a private Avert network, a secured, membership-only Internet connection, or by telephone, mail and facsimile. Over 80% of Avert's business is conducted over the internet. This network is available 24 hours per day, seven days a week. Avert customizes its Internet service for larger customers on a both a for-fee and free service basis (based on factors such as contract length, order volumes, scope of enhancement). Avert does not sell or license software to its customers.

     The price to Avert's customers of the reports prepared by the Company vary in price from $0 to $50.50 per report depending upon the type and location of background check requested by the customer. The reports may be viewed on screen or printed in either Avert's or the customer's offices. The reports remain in a computer file in Avert's host computer system for two years and are available to the customer at no additional cost during that period. New Avert customers are required to pay a set up fee to open an account and to sign a Consumer Report User Agreement ("User Agreement"). If an existing account is inactive for 12 consecutive months, the account may be put on inactive status.

     The Company's computer systems are Oracle based, with the databases running on two Mid-range Digital Equipment Corporation Alpha processors with dual CPUs, 1 Gigabyte of RAM and 120 gigabytes of storage, configured to operate in a scalable and fault tolerant environment. The Oracle Application Server supports our WEB interface and is hosted on dual XION processors for load balancing, data management, and rapid backup and recovery. Security is managed by Checkpoint Firewall One hosted on a Sun Workstation. The company also runs a multiple RAID array set to maintain customer data in a secure, recoverable environment.

     During 1996 the Company budgeted approximately $1.5 million to develop new software and upgrade its existing software, of which approximately $450,000 was expended in 1996, approximately $1,181,000 was expended in 1997, and approximately $191,000 was expended in 1998. The upgrade was completed in April, 1998. The total cost of the upgrade was approximately $1.82 million, and exceeded the $1.5 million budget by $322,000. It is the Company's belief that the investments made in the new computer system, implemented in April, 1998, have made it possible to extend our market by leveraging our fundamental competencies in process management, technology, and order/delivery systems (see examples below). There continues to be a concentrated focus on processing improvements to enable more profitable growth. The Company believes the new software and upgrade of its existing software allows the Company to: (1) manage its higher volume with a lower cost per transaction; (2) introduce new products and services at a much quicker pace; (3) directly integrate the Company's information technology systems with strategic partners, suppliers, and large customers; and (4) maintain the Company's competitive position and provide leading edge, but safe and proven, technology for its customers.

     The Company's network courier system consists primarily of persons and small companies variously located throughout the United States. The couriers are engaged as independent contractors by written agreements which provides for payment of a fee on a per document, per day or monthly basis. The number of couriers in each state depends on the size of the state, population density, number of counties within the state, and the organization of the court systems within the state. In first quarter of 1999, the Company completed phase one of an on-line vendor management system to aid in managing of its courier network. This project has allowed Avert to more accurately track the performance of its vendors while improving the expediting process, resulting in a reduction of production cycle time by 20% for criminal history products and 82% for workers compensation reports. Additional improvements to the vendor payment process have allowed Avert to pay its couriers only for what was returned in a timely and accurate manner by implementing a procedure in which Avert provides a detailed Summary of Charges to each vendor on a monthly basis instead of relying on vendor invoices. Direct vendor costs in 1999, on criminal histories were reduced by 8%, and workers compensation reports by 2.19%. During the vendor project, the Company identified a primary vendor with whom it has developed a data interface. This increase in automation has resulted in quicker court record searches and decreased internal personnel costs. This vendor performs approximately 35% of county criminal histories, equating to approximately 15% of all court records provided to its customers. The Company believes that if this vendor were lost, until a replacement vendor could be implemented, the Company might experience minimal delay in the retrieval of records and a minimal increase in internal personnel costs. No assurance can be given that Avert will not be affected more materially.

     Products and Services. Avert currently offers the following products and services:

          Criminal Histories--Searches selected geographical areas for the presence of a criminal record. This background information is available statewide from 35 states including District of Columbia and from all 3,139 counties in the United States on a county-by-county basis or from federal district courts. The remaining 16 states do not have an accessible statewide depository for this type of information. This information is retrieved by Avert through its network courier system, computer access directly into the states and certain counties or, in some instances, by facsimile, mail, and telephone. In January 2000, Avert added Felony Plus+ to this product line. FelonyPlus+ reports provide any and all felony and misdemeanor information on felony crimes as well as any misdemeanor information that might be available at the same court. In February, 2000, Wants and Warrants was added to the criminal history product line. This product provides information on extraditable warrants on a nationwide basis and advises where the applicant is wanted. It is the only Avert product that is nationwide in its scope.

          Workers' Compensation Histories--Used to confirm on-the-job injuries in compliance with the Americans with Disabilities Act of 1990 (referred to herein as the "ADA"). Avert has been collecting and storing workers' compensation data since the Company's inception. The Company currently has approximately 3.7 million workers' compensation records in its database, and believes that it was the first information service bureau to compile this type of data on a nationwide basis and offer this background service to employers. Avert can currently provide workers' compensation information from 38 states, District of Columbia, and Puerto Rico, through the use of its database and couriers. Such information from the remaining twelve states is not currently available because of state law prohibiting the release of the information, refusal by the states to release the information or inadequate state record retrieval systems.

          Credential Reference Check/Education Reference Check--Confirms date of attendance, degrees earned, or association credentials. This background information is obtained by Avert personnel directly from the educational institutions or associations through the use of the telephone, fax or mail.

          Employment Reference Check/Personal Reference Check--Provides a standard reference check confirming dates of employment, salary, duties and title information, with the ability to add custom questions in order to meet specific customer needs. The product gives employers a wide range of reference choices. This background information is also obtained by Avert personnel by telephone, fax or mail directly from previous employers or personal references.

          First Check--Confirms that the applicant is using a valid social security number.

          Motor Vehicle Driving Reports--Confirms driving records. This background information is retrieved by Avert through a nonaffiliated third party and is available from 47 states, all Canadian provinces, and Puerto Rico. This same information could be obtained directly by the Company from the source or from other nonaffiliated third parties. These reports and the credit reports discussed below are the only two products for which Avert serves as a broker. In October 1999, Avert began offering MVR Express. This product is focused specifically on reducing the time it takes for employers to gather hiring information. Currently, Avert offers express access to 28 states, with plans to add more as they become available. Results are usually available on-line in the customer's email inbox in one to two hours.

          Credit Link--Confirms certain credit information. This background information is a special form of a common "credit report" designed for employment purposes only. The report complies with current provisions of the Fair Credit Reporting Act, as amended ("FCRA"). See "Government Regulation" below in this Item 1. Avert serves as a broker for this information for all three of the major credit bureaus (Equifax, Experian, and TransUnion) and retrieves the information from these credit bureaus through software purchased by Avert from a nonaffiliated third party. Avert customers may order any combination of the three credit bureaus. Avert offers an Instant Credit Link, which is a Credit Link described above, available instantly, and is only available through TransUnion.

          Name Link--Reports use of a social security number. This product or service identifies names and addresses associated with a social security number. This information is obtained from TransUnion and Experian credit bureaus.

          Employment Application Forms--These employment forms have been developed by Avert and, in Avert's judgment, if used properly by employers, comply with current provisions of the ADA and Title VII requirements. The forms contain a universal release form for those states which require an applicant's signature and include the required IRS Form W-4 and the Department of Justice Employment Eligibility Verification (I-9). The forms also include an affirmative action questionnaire and a conditional job offer form. All forms have been updated to ensure compliance with the revised Fair Credit Reporting Act requirements. The application portion of the form sets forth the questions in a manner which, together with company policy, will permit an employer to conduct a background search.

          Instant Address Link--Through its links with TransUnion credit bureau the Company offers an address locator service that identifies any reported addresses (up to 20) for an applicant, based on social security number usage. Customers can match the findings of the report with information provided by the applicant. Additionally, Instant Address Link "builds" a ready to go order for criminal records searches that match the addresses identified. Customers can order the criminal records on-line with only a click of the mouse.

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

          AvertSelect--In 1998 the Company contracted with Interactive Voice Technology for the purpose of providing screening services that do not fall under the FCRA regulations. AvertSelect is an automated applicant registration and interview system to pre-screen potential applicants. AvertSelect was piloted by a current customer for acceptance in 1998 and announced as a new product offering.

     Avert will confirm the validity of the social security number of each subject of a background check, if the customer provides the Company with the number. If the social security number is valid, Avert will provide the customer with the state name and year of issuance. This service is currently rendered for no additional cost to the customer in conjunction with another Avert product purchased by the customer and regardless of the type of search.

     In addition to the foregoing products and services, Avert offers the following Membership Programs:

     o Avert Advantage Online Program: In January 1999, the Company began offering customers the Avert Advantage Online program service. As members of this program, customers can utilize employment risk management services developed for many of the largest employers in American business. These tools in the hiring process are intended to reduce risk and improve probability of hiring safe, honest and competent employees. For $20 a month, members may receive consulting assistance to help make informed employment decisions, access to an online Human Resources chat room, and policies and procedures reviewed by experienced employment law attorneys, unlimited free First Checks
          (TM) to pre-screen illegal applicants, and unlimited free use of the Instant Address Link (TM) to identify all recorded places of residence. In addition, Avert Advantage Online customers also receive a 15% discount on all Avert products. The Company has approximately 730 customer members in this program.

     o    Avert  Advantage  Program:  The Company also still offers a lower cost
          Avert Advantage customer membership service to its customers that allows them to qualify for special discounts and services.. This service provides access to a library of Human Resources documents including hiring processes and forms, access to Avert's Knowledgelink Help Desk for consulting assistance and unlimited free First Checks. Additionally, this service provides instant access to hiring process information. Advantage customers also receive a discount based on the number of months they have been a customer. A $10.00 monthly fee is collected for most Advantage members. The Company has obtained approximately 2,550 of such customers.

     o ADP Subscription Model: Avert began its rollout of products and services during the third quarter of 1999 with Automatic Data Processing (see "Business Strategy-Distribution Partnerships below in this Item 1). The focus of this partnership agreement is for ADP's Emerging Business Services division and its Major Accounts division to actively market two new product packages to their customers utilizing a monthly subscription-pricing scheme. Members of the ADP subscription model pay a flat monthly subscription rate based on their number of employees, turnover rates and product package. This format uses a combination of cross-referenced and cascading on-line services to provide ADP's customers with a cost-effective way to help screen employees and reduce their hiring risk. As of year-end 1999, there were approximately 1,400 customers obtained through the EBS channel (companies with less than 100 employees) and the MAJORS channel (companies with 100 to 999 employees0 accounted for approximately 200 Avert customers.

Business Strategy

     Avert's primary objective is to position the Company as one of the highest quality, most innovative hiring support companies in the United States and, ultimately, to expand that service and reputation into the international market and the broader markets of internet staffing and recruiting, insurance, Human Resources, benefits administration, drug testing and skills testing. The Company believes its general business focus is to mold technology, service, products, and profitability into a top web-based business that leverages the Company's processing abilities with its ability to provide new ways to present Avert's products through the rapidly expanding Internet economy.

The basic elements of Avert's strategies are as follows:

o Accelerated Market Presence. Avert intends to continue the acceleration of its market presence throughout the United States by aggressively pursuing new products, extending partner channels and further expanding and refining our traditional sales and marketing techniques used over the past several years, including: (1) face-to-face selling with prospective customers, primarily larger companies; (2) in-house telemarketing to existing customers and to prospective customers who have shown an interest in purchasing Avert's products and services; (3) marketing partnerships with providers of human resource software and service products; (4) Internet marketing programs through links to the company's Web Site; (5) participation in trade shows and seminars; (6) advertising in trade publications; (7) public relations; and (8) independent resellers. See "Marketing and Sales" below in this Item 1.

o Development of New Revenue. As a general matter, many of Avert's products and services have been developed and added to the Company's product line as a result of requests or suggestions from existing or prospective customers. For this reason, the Company will continue to listen to its customers or prospective customers for new product and service ideas. In addition, the Company intends to develop new or additional revenue from: (1) re-packaging and customizing of its existing products, such as packaged pricing for products and services; (2) development of new products; and (3) enhancement of existing products and (4) improving customer value through new features, functions and improved delivery times. Furthermore, the Company is seeking strategic relationships with companies having a large customer base of their own, which can re-market Avert's products and services as an add-on or integration with their own products. Avert also seeks strategic relationships with companies in other industries. See "Marketing and Sales" below in this Item 1.

o Long-term Customer Relationships. The Company is committed to providing quality products and services to its customers. Management believes that the Company's emphasis on building long-term relationships with its customers has played a significant role in Avert's success. Management further believes that these relationships are important not only to generate additional sales from existing customers, but also for customer referrals. A large percentage of the Company's sales have been generated by referrals from customers. The Company intends to (1) run a campaign of tips, value added hiring ideas and new product updates that will be sent to customers 9 to 10 times per year, (2) continue to monitor its larger customers and provide customer service through its large account team, (3) establish implementation teams for larger, new customers, and (4) create a more strategic and integrated partnership relationship with our larger customers by building customized interfaces and services that integrate Avert staffing support directly into the customer's hiring process.

o Quality Customer Service and Support. In order to offer customers quality service and support, Avert has developed and will continue to enhance a client service and support program which includes: (1) the availability of a customer service representative twelve hours a day Monday through Friday;
     (2) specific large customer support team, (3) in-house training and phone monitoring of all customer service representatives on Avert products; (4) quality control checks for Avert products; and (4) minimum acceptable performance guidelines for employees. In addition, Avert realizes the importance of long-term employees to the success of its operations and, therefore, strives to provide a positive work environment and benefits package for employees.

o Technological. In 1999, Avert was recognized as one of the top 50 web-based businesses by CIO Magazine. Avert will continue to champion new technology that can enhance the quality of service, and ease of use, for Avert customers. In addition, Avert intends to use the Internet to improve relationships among its vendors, customers, and partners. Efforts in the technological arena have allowed Avert to aggressively pursue suitable marketing partnerships and streamlining our internal processes to become more efficient.

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

o Research and Development. Avert has created a new market and partnership development initiative for the 2000 fiscal year that will focus on the research and development of e-business solutions. This initiative will look for new sales and marketing channels, new products, and new business development opportunities that have been enabled by the growth of the internet community.

o Distribution Partnerships. Aggressive partnership initiatives were realized as the Company signed partnerships or joint marketing agreements with a diverse group of companies who are providers of human resource software and/or services. Avert recognizes that today's employers value the idea of a one-stop resource to which they can look to fulfill many of their HR needs. The Company wholly embraces partners who are leaders in applying Internet technologies to human resource and risk management applications. In general, partners introduce Avert to their customer base and encourage the use of Avert products and services through an easy to use Internet connection. Avert and partners share revenues (in varying percentages) from the partner customer base. Examples of new partnerships during 1999 follow:

     1) Automatic Data Processing (New York Stock Exchange/AUD): In 1999 Avert announced two agreements with Automatic Data Processing to enter into a joint marketing partnership. The first agreement calls for Avert services to be offered electronically to ADP customers through the Emerging Business Services division, ("EBS") which consists of employers of 1 to 99 employees nationwide. The second agreement calls for Avert services to be offered nationwide to ADP customers in the Major Accounts division ("MAJORS") consisting of employers of 100 to 999 employees. As of year-end 1999, the EBS portion of the partnership accounted for approximately 1,400 customers, and the MAJORS portion of the partnership accounted for approximately 200 customers. See Management's Discussion and Analysis or Plan of Operations in Item 6 below for discussion of associated revenues for this partnership.

     2) CareerMag.com: A partnership was announced with one of the most comprehensive employment and career resources on the Web, and its sister company, HRLIBRARY.COM, the newest membership site for HR research information, products and services. In June 1999 CareerMag.com began offering their clients access to a simple, effective background checking process through AVERTadvantage Online(TM) . The partnership meets the demand to provide access to a complete online HR resource that caters to employers' needs from the beginning of the recruiting process to the completion of the applicant hire. In addition, the Company considers the partnership an experiment in internet lead generation.

     3) LeadersOnline(TM) (trademark of Heidrick and Struggles): A partnership was formed in April 1999 with an online recruiting service from Heidrick and Struggles, the leading worldwide IT executive recruiting firm. The Company considers this relationship an experimental partnership in offering internet-based screening services to the high-end executive recruiting industry. Avert is linked through LeadersOnline(TM) recruiting service, a subsidiary of Heidrick and Struggles. The LeadersOnline(TM) recruiting process locates strong candidates and reduces the risk of hiring unqualified candidates by providing background verifications. Avert usually provides background checking information within 48 hours via a secure online connection.

     4) At Your Business.com. AYB represents a Internet Business Portal relationship that offers array of small business products - including Avert's employment and staffing services, to small and medium sized customers. To date, this relationship has allowed Avert to expand its Internet presence and its Internet lead sources.

o Acquisitions of Other Companies and/or Product Lines. The Company may consider the acquisition of other companies, assets and/or product lines that either complement or expand Avert's existing business. Target companies are regional or state background checking companies or companies with complementary products such as drug testing, skills testing or safety and security products. The Company may use cash or stock or a combination of stock and cash to effect any such acquisitions. The Company has had, and may continue to have, discussions from time-to-time with potential acquisition candidates, but no acquisition has been made nor is any currently considered probable. No assurance can be given that the Company will be successful in these efforts, if pursued.

Marketing and Sales

     The Company's marketing program consists of direct marketing activities, advertising, exhibitions at trade shows, the Internet utilizing banner pages and other techniques, public relations activities and in-house telemarketing. All of the leads generated by these marketing activities are referred to new customer tele-sales representatives for follow-up and, if applicable, for obtaining the documentation (including executed User Agreements) needed to open new customer accounts.

     Avert employs direct marketing for lead generation, marketing communication and market development. There are 14 employees at the Company's headquarters in Fort Collins, Colorado, who are involved in marketing activities. Additionally, the Company has established an association channel to develop and convert leads to sales and to implement territory development programs.

     Various forms of direct marketing techniques such as fax, direct mail and target advertising are used to generate leads. Qualified leads are distributed to the Company's in-house telemarketing staff. The Company's marketing programs for territory development include, advertising, co-branding with franchise customers, exhibitions at trade shows and public relations.

     In 1999 the Company continued its focus on sales to large corporate ($100,000 annual revenue potential) accounts that match the Company's profile for a "targeted" customer. A "targeted" customer is served through Internet workflow management of its internal hiring process. Avert has several such customers that use AvertNet (Avert's on-line system) to this advantage and believes that there is a rapidly growing number of large customers that meet this requirement. There is a specific personnel resource dedicated to these corporate accounts, along with an implementation team when applicable. The indirect sales channel includes resellers who value-add to and private-label Avert products. Currently there are approximately 700 resellers.

Customers

     The Company has approximately 11,800 customers located throughout the United States. During 1999, sales were made in 50 states, the District of Columbia, Puerto Rico, Virgin Islands, and Canada. Approximately 61% of total sales were made in 10 states (Colorado, Texas, California, Illinois, Oregon, Missouri, Florida, Minnesota, New York and Tennessee), with Colorado sales representing approximately 18.6% of total sales, and Texas sales representing approximately 9.8% of total sales. The Company's business strategy is to accelerate market presence throughout the United States. The single largest customer of Avert accounted for approximately 10.1% of total Avert sales during 1999. If this customer were lost, Avert's revenues would be materially affected.

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

     The FCRA further provides that if the consumer requests disclosure of the information, the consumer reporting agency must make such disclosure in writing not later than five days after the date on which the request for disclosure was received. A consumer reporting agency may not be held liable for any violation of the FCRA provisions relating to investigative consumer reports if that agency shows by preponderance of the evidence that at the time of the violation such agency maintained reasonable procedures to assure compliance with those provisions. Of the Company's current products, education/credential confirmations and personal and employment reference checks are investigative consumer reports for purposes of the FCRA.

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

     To the Company's knowledge, at least 10 states of the 50 states in which the Company sold its products and services during 1999 require consumer reporting agencies, such as the Company, to obtain a license to conduct business within those states. The Company has obtained the necessary licenses in five of those states, and is in the process of obtaining licenses in the remaining five states. In addition, Avert presently is reviewing the laws of three other states to determine if licensing is required. The Company also contacts each state on an annual basis to determine if licensing is required. Though requirements can change, the Company believes that the remaining 37 states do not have a licensing requirement for the Company. Although the Company believes that it will be able to obtain licenses in other states if necessary, the inability to do so could have an adverse impact on the Company's operations. Operation of an unlicensed business is a misdemeanor under the laws of many states generally punishable by fines and/or imprisonment and could be grounds for denial of a license, if required.

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

     Avert maintains errors and omissions insurance covering claims by its customers or by the subjects of its reports for alleged inaccurate or misuse of information. The insurance provides coverage of up to $1,000,000 per claim ($2,000,000 aggregate) and has a deductible of $10,000 per occurrence. To date, Avert has been named as a co-defendant or defendant in only four lawsuits alleging violations of the FCRA, three of which the courts have dismissed. Avert currently is a defendant in a case filed on or about April 29, 1999, in the Superior Court of the State of California, in and for the County of Santa Clara, styled Obadiah Lewis v. Avert, Inc. and Does 1 to 30. See "Legal Proceedings" in
Item 3 below.

Competition

     The background checking industry is highly fragmented. The Company faces both direct and indirect competition for its products and services. In addition, many companies perform employee background checking in-house.

     Direct Competition. There are a large number of companies engaged in the sale of one or more of the background checking products sold by the Company, and the Company believes that this number will increase. A significant number of these competitors are small companies operating on a local or regional basis; while some are large companies operating on a national scale. To the Company's knowledge, the background-checking portion of the businesses of its larger direct competitors is currently a small portion of their overall operations. Unlike many of its direct competitors, the Company serves as a broker for only two of its products, credit link reports and motor vehicle driving reports, and obtains the data for the remainder of its products from the source. The Company believes that this helps to give it a competitive advantage as to price, quality, and delivery time. The Company also believes that it has a competitive advantage over many of its competitors because of the wide variety of products that it can offer to customers, and because of it's newly developed internet electronic commerce capabilities. Many of the Company's competitors, however, have substantially greater financial and personnel resources than the Company. In addition, it is possible that one or more of the Company's larger direct competitors could expand their background checking product line in the future.

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

Employees

     As of March 16, 2000, the Company employed a total of 86 employees, of which 73 are full-time employees and 13 are part-time employees. Of these 86 employees, 12 full-time employees and two part-time employees are involved in sales and marketing, seven full-time employees and four part-time employees are involved in finance and administration, seven full-time employees and two part-time employees are involved in programming/information systems, and 29 full-time employees and five part-time employees are involved in information retrieval/order processing, 17 full-time employees are involved in data processing/customer service, and one full time person is involved in research and development. None of the Company's employees is represented by labor unions or is subject to collective bargaining arrangements. Avert considers its relations with its employees to be good.

ITEM 2.   Description of Property.

     The Company owns and is sole occupant of an approximate 14,600 square foot office building, located in downtown Fort Collins, Colorado. The building, located on a 29,400 square-foot parcel of land, was constructed by the Company in March, 1996 at a total cost of approximately $1.2 million. The land and construction costs were paid entirely from internal funds of the Company. No portion of the proceeds of the Company's initial public offering was used for these purposes.

ITEM 3.   Legal Proceedings.

     Avert currently is a defendant in a case in the Superior Court of the State of California, in and for the County of Santa Clara, originally filed on or about April 29, 1999 styled Obdiah Lewis v. Avert, Inc. and Does 1 to 30. The complaint seeks monetary damages and alleges that Avert negligently obtained and released to third parties false information about the plaintiff's criminal history. Specifically, the complaint alleges that Avert advised the present and a potential employer that the plaintiff had pled guilty to robbery and received a jail term of 176 days. The complaint further alleges that because of this information the plaintiff was terminated from a job and prevented from obtaining new employment. The complaint asserts that the information Avert reported was libelous and done with a conscious disregard of the plaintiff's rights. Avert has paid the $10,000 deductible on its errors and omissions insurance policy for this case. Avert has denied liability and intends to vigorously defend this claim.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

     None.
                           -------------------------

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

     Avert's Business Strategy to Acquire Other Companies, Assets, and/or Product Lines Could Divert Management Time and Avert's Financial Resources and Adversely Impact Avert's Growth Rate. Though the Company's business strategy has been described (See "Business Strategy" in Item 1 above), Avert may consider using the net proceeds of the initial public offering, and the exercise of the Redeemable Warrants to acquire other companies, assets and/or product lines that either complement or expand its existing business. Implementation of these strategies could involve a number of risks, including diversion of management time and Avert's financial resources to increased marketing efforts, review of acquisition candidates and assimilation of the acquired intangible assets. The impact of these strategies on Avert's operations, both long-term and short-term, remains unknown, but because of the foregoing factors, among others, Avert's growth rate for at least the short term could be adversely impacted. In addition, no portion of the net proceeds of the IPO has been allocated for any specific acquisition, and, although Avert has identified and has held, and will continue to hold, discussions from time-to-time with potential acquisition candidates, no acquisition has been made and none nor is any currently considered probable. Accordingly, no assurance can be given that Avert will be successful in acquiring other companies, assets or product lines if pursued.

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

     Avert's Inability to Obtain Any Necessary Licenses From States Could Have an Adverse Impact on Avert's Financial Condition and Operations. To Avert's knowledge, at least ten states of the 50 states in which Avert sold its products and services during 1999 require consumer reporting agencies, such as Avert, to obtain a license to conduct business within those states. Avert has obtained the necessary licenses in five of those states, and is in the process of obtaining licenses in the remaining five states. In addition, Avert presently is reviewing the laws of three other states to determine if licensing is required. Avert conducts periodic reviews of state licensing requirements. Though requirements can change, Avert believes that the remaining 37 states do not have a licensing requirement for Avert. The inability to obtain any necessary licenses from other states could have an adverse impact on Avert's operations. Operation of an unlicensed business is a misdemeanor under the laws of many states generally punishable by fines and/or imprisonment and could be grounds for denial of a license, if required.

     Liability for Inaccurate Information or Misuse of Information Could Adversely Impact Avert's Financial Condition and Operations. Under general legal concepts and, in some instances, by specific state and federal statute, Avert could be held liable to customers and/or to the subjects of Avert prepared background checking reports for inaccurate information or misuse of the information. Avert maintains internal policies designed to help ensure that background information it retrieves is accurate and that it otherwise complies with the provisions of the FCRA. In addition, Avert maintains errors and omissions liability insurance to cover claims by customers or the subjects of reports. The insurance provides for up to $1 million per claim coverage ($2 million aggregate) and has a deductible of $10,000 per occurrence. To date, the Company has been named as a co-defendant in four lawsuits alleging violations of the FCRA. Three of these lawsuits have been dismissed by the court. The remaining lawsuit is pending See Item 3 above "Legal Proceedings" for current legal activity. No assurance can be given that claims made against Avert in the future can be successfully defended. Uninsured losses from claims could adversely impact the operations and financial condition of Avert.

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

     Loss of Significant Customer Would Adversely Impact Avert's Financial Condition and Operations. During 1999, a single customer accounted for approximately 10.1% of Avert's total sales. The loss of this customer (or a significant portion of this customer's business) would materially affect Avert's revenues and could have a material adverse impact on Avert's financial condition and operations.

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

                                                              High      Low
                                                              ----      ---
1998:
     First quarter .........................................  9-1/4     7-1/2
     Second quarter ........................................  8         5-1/2
     Third quarter .........................................  7-1/8     3-3/4
     Fourth quarter ........................................  6-1/4     3-1/2

1999:
     First quarter .........................................  5-1/8     3-1/4
     Second quarter ........................................  7-1/8     3-1/4
     Third quarter .........................................  8-1/4     6-3/32
     Fourth quarter ........................................  13-3/8    7-7/8


     There were approximately 170 holders of record (approximately 1,750 beneficial holders) of the Company's Common Stock on March 21, 2000.

     On February 22, 2000, Avert declared a special cash dividend of $0.18 per common share payable on March 28, 2000 to shareholders of record on March 14, 2000. The Company paid a $0.12 per common share cash dividend on March 24, 1999 and a $0.10 per common share cash dividend on March 23, 1998. Avert has not paid any other cash dividends since the year ended December 31, 1993. Avert generally intends to retain its earnings to support the operations and growth of its businesses. Any other future cash dividends would depend on future earnings, capital requirements, Avert's financial condition and other factors the Board of Directors deems relevant.

     The  following   subparagraph  sets  forth  information  concerning  equity securities sold during 1999 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

     (a) During May 1999, options to purchase a total of 1,000 shares of Avert's Common Stock were automatically granted under the Avert, Inc. Non Employee Directors Stock Option Plan to Stephen D. Joyce, one of Avert's directors. The exercise price for the 1,000 shares underlying the options granted to Mr. Joyce is $6.25 per share for a total exercise price under these options of $6,250.00. The options have a five-year term and vest one year after the dates of the grant.

          No underwriter was involved in this transaction, and no sales commissions, fees, or similar compensation were paid to any person in connection with the grant of the options. Avert believes that the grant of the options and the continuing offer of the shares underlying the options was and is exempt from the registration requirements of
          Section 5 of the Securities Act by virtue of Section 4(2) thereof, as transactions not involving any public offering. More specifically, the optionee is a director of Avert and is able to fend for himself with access to information upon which an investment decision can be made.

     On June 29, 1994, Avert completed an initial public offering ("IPO") of 1,000,000 Units at an initial public offering price of $5.25 per Unit (total gross proceeds of $5,250,000). Each Unit consisted of one share of the Avert's Common Stock and one Redeemable Warrant. The IPO was made pursuant to a Registration Statement on Form SB-2 (SEC File No. 33-76726-D) declared effective by the Securities and Exchange Commission on June 22, 1994. Neidiger/Tucker/Bruner, Inc., Denver, Colorado, served as Representative of the Underwriters.

     Two Redeemable Warrants entitled the holder to purchase one share of Common Stock at a price of $6.50 per share. The expiration date of the Redeemable Warrants was initially December 22, 1995, but was extended to April 30, 1996, and further extended to April 30, 1997, at which date they expired. A total of 176,250 Redeemable Warrants were exercised resulting in the issuance of 88,125 shares of Common Stock and receipt of gross proceeds totaling approximately $572,800. The total expenses incurred by Avert for its account in connection with the issuance and distribution of the Units sold in the IPO and pursuant to the exercise of the Redeemable Warrants, including underwriting discounts and commissions, expenses paid to or for the Underwriters and other expenses, were approximately $909,200 ($867,900 for the IPO and $41,300 for the exercise of the Redeemable Warrants). None of such expenses were paid directly or indirectly to directors or officers of Avert or any of their associates, to persons owning 10% or more of any class of security of Avert or to affiliates of Avert. The net proceeds from the IPO and the exercise of the Redeemable Warrants (a total of $4,913,600 ($4,382,100 from the IPO and $531,500 from the exercise of the Redeemable Warrants)) are currently intended to be used to acquire other companies, assets and/or product lines that either complement or expand Avert's existing business. None of the net proceeds has been expended to date.

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

Results of Operations

Comparison of years ended December 31, 1999 and December 31, 1998

     Net revenues increased from $9,961,800 in 1998 to $12,608,400 in 1999 or approximately 26.6%. This increase was primarily due to the following factors:

     1)   Continued overall growth of the customer base

     2)   Continued use by the customer base of criminal history records

     3)   Increased program membership by the customer base

     4)   Improved turnaround time for motor vehicle records

     5)   Increased subscription fees resulting from ADP partnership

     The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                                              Year Ended              Year Ended
                                           December 31, 1999       December 31, 1998
                                           -----------------       -----------------
                                                         % of                     % of             Percent of
                                          Revenues     Revenues     Revenues    Revenues        Increase/(Decrease)
                                          --------     --------     --------    --------        ------------------
Products:
   Workers' compensation
         histories ..................   $   844,500     6.7%     $   940,200      9.4%              (10.2%)
   Criminal history reports .........   $ 7,072,600    56.1%     $ 5,569,900     55.9%               27.0%
   Reference Checking/credit
         reports ....................   $ 1,316,000    10.4%     $ 1,181,600     11.9%               11.4%
   Motor vehicle driving records ....   $ 1,433,100    11.4%     $   988,300      9.9%               45.0%
   Other products/services: .........   $ 1,548,500    12.3%     $   957,800      9.6%               61.7%
         Education/Credential
             verification
         Social security number
             check
         Name Link
         Employment application
             forms
         Service sales
Interest income .....................   $   335,300     2.7%     $   319,100      3.2%                5.1%

Net Revenues ........................   $12,608,400              $ 9,961,800                         26.6%

     Management considers 1999 a year in which Avert began to leverage its fundamental competencies in process management, technology, and order/delivery systems. There was concentrated focus on processing improvements to enable more profitable growth. It is the Company's belief that the investments made in a new computer system, implemented in April, 1998, have made improved efficiencies and financial condition possible. Discussion of the above items and other relevant information regarding Avert's financial performance in 1999 follow:

     1)   Continued overall growth of the customer base

          There were a total of 5,585 new customers added in 1999 as compared to 2,336 new customers added in 1998. This represents an increase of approximately 139%. The ADP partnership was responsible for approximately 1,900 new customers in 1999. See description of ADP partnership in "Business Strategy/Distribution Partnership" above). In addition, the number of customers actually utilizing the service increased from approximately 7,900 in 1998 to approximately 11,800 in 1999, or a 49.4% increase. The dollars spent per customer however, decreased from approximately $1,213 in 1998 to $1,036 in 1999, representing a 14.6% decrease. Avert believes this decrease is a result of the historical low unemployment rate, allowing for few applicants available per job opening for background verification.

     2)   Continued use by the customer base of criminal history records

          The number of criminal history records actually processed increased from approximately 377,000 to 459,400, a 21.9% Increase when comparing 1998 to 1999. Criminal history revenues increased approximately 27% from 1998 to 1999. They accounted for 56.1% of total net revenue in 1999, representing approximately $7,072,600 as compared to 55.9% of total net revenue in 1998, representing approximately $5,569,900. The Company believes there is a continuing trend nationwide, as well as increased regulation for mandatory checking of criminal records. The Company continues to focus on obtaining quick and accurate data.

     3)   Increased program membership by the customer base

          As discussed above, Avert has both Avert Advantage and Avert Advantage Online programs. (See "Products and Services/Membership Programs" in Item above for description). As the customer base grows, the membership in these programs increase as well. Revenues resulting from both of the programs increased from approximately $290,000 in 1998 to approximately $479,500 in 1999, or approximately a 65.3% increase.

     4)   Addition of large customers utilizing motor vehicle records

          Motorvehicle records increased approximately 45% from 1998, representing approximately $444,800 in revenues in 1998, to approximately $1,433,100 in revenues in 1999. Internal enhancements specific to this product line, improving turnaround time were implemented in first quarter 1999, positively impacted the customer base in their quest for quicker hiring decisions. Enhanced automated features make this product attractive to several large customers which has increased the usage of this product. In addition, the Company believes that MVR Express, introduced in October 1999, will continue to address the Company's goal to further improve turnaround time for this product.

     5)   Increased subscription fees resulting from ADP partnership

          The partnership with ADP previously discussed was responsible for subscription revenues of approximately $150,700 for the EBS portion of the partnership, and approximately $56,500 for the MAJORS portion of the partnership. The Company believes this partnership to be one that could create substantial revenues in the upcoming year as well.

     Net revenues generated in the area of reference checking/credit reports increased from approximately $1,181,600 in 1998 to approximately $1,316,000 in 1999. These products represented approximately 11.9% of total net revenues in 1998, as compared to approximately 10.4% of total net revenues in 1999. The reference checking area is becoming challenged due to the increased requirement by employers to have applicant releases prior to releasing information about past employment. This step has added increased customer involvement and can sometimes negatively impact turnaround time.

     Net revenues from workers' compensation histories continue to decrease as a percentage of total net revenues, but remains the fourth largest product line, representing approximately 6.7% of total net revenues in 1999, as compared to 9.4% of total net revenues in 1998. Sales of workers' compensation histories are expected to continue to decline in total net revenues due to regulation and necessity of releases from the respective applicant to process the product.

     Other Products and Services revenue increased approximately 61.7% when comparing 1999 to 1998. The product contributing the most revenue in this category was Name Link, a product linking names, addresses and social security numbers, representing approximately $210,900 in 1999 revenues as compared to approximately $192,700 in 1998 revenues. Another product in this category, Instant Address Link increased from approximately $3,900 in 1998 to approximately $105,700 in 1999. Through its links with TransUnion credit bureau, the Company offers an address locator service that identifies reported addresses for an applicant, based on social security number usage. Customers can match the findings of the report with information provided by the applicant. Additionally, Instant Address Link "builds" a ready to go order for criminal records searches that match the addresses identified. Customers can order the criminal records on-line with just a click of the mouse.

     Service sales, a subset of Other Products and Services, which are not itemized in the chart above, increased from approximately $559,900 in 1998 to approximately $1,175,100 in 1999, representing an approximate 109.9% growth. The program membership and subscription revenues, which are a part of this category, already discussed previously accounted for the majority of revenue in this category. In addition, start up fees paid when new customers initially become clients of Avert accounted for approximately $290,400 in revenues in 1999, as compared to approximately $96,800 in revenues in 1998. There is a direct correlation to the increase in the number of new customers to the increase in start-up fee revenues. Service sales also include miscellaneous research, special service fees, and order entry fees charged to clients.

     All expense categories decreased as a percentage of total net revenues. Avert's 1999 focus was to leverage technology for improved efficiencies and financial condition made possible by the computer conversion implemented in 1998. There have been some minor reclassifications of expenses for simpler internal reporting. A breakdown of expenses is as follows:

                                              Year Ended              Year Ended
                                           December 31, 1999       December 31, 1998
                                           -----------------       -----------------            Increase/(Decrease)
                                                         % of                     % of             % of Revenue
                                          Revenues     Revenues     Revenues    Revenues          1999 over 1998
                                          --------     --------     --------    --------        ------------------
Search and product ...................   $5,699,400     45.2%      $4,966,500     49.9%              (4.7)%
Marketing ............................    1,367,200     10.8%       1,492,700     15.0%              (4.2)%
General and administrative ...........    1,318,700     10.5%       1,144,900     11.5%              (1.0)%
Software development and
   maintenance .......................      527,700      4.2%         581,900      5.7%              (1.5)%
Depreciation and
   amortization ......................      623,700      4.9%         563,900      5.7%              (0.8)%
                                         ----------     ----       ----------     ----               ----
Expenses .............................   $9,536,700     75.6%      $8,749,900     87.8%             (12.2)%

     The decrease in 1999 over 1998 of search and product fees as a percentage of total net revenues, was primarily a result of decreased personnel and temporary costs due to the technological enhancements made in the operations area. Specifically, there were 24.77 full-time equivalents in the operations departments in 1999, as compared to 30.15 in 1998. This represents an approximate 17.8% decrease in personnel, equating to approximately $509,000 in revenue per operations full-time equivalent in 1999, as compared to approximately $330,400 in 1998.

     Marketing expenses, as a percentage of total net revenues, decreased from approximately 15.0% in 1998 to approximately 10.8% in 1999. This decrease was primarily attributable to the decrease in lead generation costs that were approximately $351,500 in 1998 and approximately $117,300 in 1999. The Company reduced expenditures in certain lead generation activities such as yellow pages advertising and broadcast fax as it transitions its marketing activities to web-based lead generation programs and distribution partnerships. Examples of web-based lead generation activities include web site links with other human resource providers, banner advertisements, listings on Internet portals, email messages sponsored by human resource publications, and additional information services on our own web site. There was also decreased personnel-related expenses. The Company believes that there will be an increased marketing expense in the way of revenue pass-through payments to distribution partnerships as more of distribution partnerships are developed and implemented.

     The General and Administrative expense category decreased slightly when expressed as a percentage of total net revenues from approximately 11.5% in 1998 to approximately 10.5% in 1999.

     There was a decrease in software development and maintenance expenses expressed as a percentage of total net revenues from approximately 5.7% in 1998 to approximately 4.2% in 1999. The primary reason for the decrease is reduced fees of approximately $100,000 associated with third-party consultants in 1999 that were utilized in 1998. After implementation of the computer system in 1998, consultants were used to troubleshoot problems and other minor software development. See "Liquidity and capital Resources" below in this Item. The Company continues to focus on making technology its strategic advantage in its relationships with customers, partners and suppliers.

     There was a decrease in depreciation and amortization expenses when expressed as a percentage of total net revenues, from approximately 5.7% in 1998 to approximately 4.9% in 1999. The decrease was due to the fact that there was no substantial software development project capitalized in 1999 as there was in 1998.

     Income before income taxes increased from approximately $1,211,900 in 1998 to approximately $3,071,700 in 1999, or approximately 153.5% and represented approximately 12.2% of net revenues in 1998 compared to approximately 24.4% in 1999.

     The combined federal and state income tax rate for 1999 and 1998 was 39% and 38%, respectively, resulting in net income of approximately $740,000 or $0.22 per share, on 3,440,000 (weighted average shares plus common stock equivalents) for 1998 as compared to approximately $1,898,300 in net income of $0.57 per share on 3,314,000 (weighted average shares plus common stock equivalents) for 1999.

     Comparison of years ended December 31, 1998 and December 31, 1997

     Net revenues increased from $9,490,800 in 1997 to $9,961,800 in 1998 or approximately 5.0%. This increase was primarily due to the continued overall growth of the customer base and its use of criminal history records. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                                                   Year Ended                Year Ended
                                                December 31, 1998         December 31, 1997
                                                -----------------         -----------------
                                                            % of                       % of              Percent of
                                               Revenues   Revenues       Revenues    Revenues        Increase/(Decrease)
                                               --------   --------       --------    --------        ------------------
Products:
   Workers' compensation
         histories .......................   $  940,200      9.4%      $1,114,200     11.7%          (15.6%)
   Criminal history reports ..............   $5,569,900     55.9%      $4,754,300     50.1%           17.2%
   Reference Checking/credit
         reports .........................   $1,181,600     11.9%      $1,223,800     12.9%           (3.4%)
   Motor vehicle driving records .........   $  988,300      9.9%      $1,000,000     10.5%           (1.2%)
   Other products/services: ..............   $  979,300      9.8%      $  986,900     10.4%            (        .8%)
         Education/Credential
             verification
         Social security number
             check
         Name Link
         Employment application
             forms
         Service sales
Interest income ..........................   $  319,100      3.2%      $  315,200      3.9%            1.2%

Net Revenues .............................   $9,961,800                $9,490,800       5.0%

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

     In conjunction with the computer conversion in 1998, the Company implemented a new General Ledger system, which provides additional detail regarding indirect costs. Due to this implementation, the Company is better able to identify indirect costs, and therefore the 1998 amounts were re-classified to better categorize expenses. This reclassification, not available in 1997, does in no way affect the bottom line reported results. All expense categories increased as a percentage of total net revenues except Marketing. As mentioned above, Avert's 1998 focus was to complete the computer conversion project, which resulted in additional indirect expenditures in order to meet that objective. A breakdown of expenses is as follows:

                                           Year Ended                   Year Ended
                                        December 31, 1998            December 31, 1997
                                        -----------------            -----------------            Increase (Decrease)
                                                     % of                         % of               % of Revenue
                                       Expenses     Revenue         Expenses     Revenue            1998 over 1997
                                       --------     -------         --------     -------          ------------------

Search and product .................  $4,644,100      46.6%        $4,182,100        44.1%               2.5 %
Marketing ..........................   1,492,700      15.0%         1,435,800        15.1%              (0.1)%
General and administrative .........   1,467,400      14.7%         1,246,300        13.1%               1.6%
Software development and
   maintenance .....................     581,900       5.8%           364,100          3.8%              2.0%
Depreciation and
         amortization ..............     564,000       5.7%           404,500          4.3%              1.4%
                                      ----------      ----         ----------         ----              ----
Expenses ...........................  $8,750,100      87.8%        $7,632,800         80.4%              7.4%

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

Liquidity and Capital Resources

     Avert's financial position at December 31,1999, remained strong with working capital at that date of approximately $8,495,000 compared to approximately $7,349,000 at December 31, 1998. Cash and cash equivalents at December 31, 1998 were approximately $531,000 and increased to approximately $1,569,000 at December 31, 1999. Net cash provided from operations for the year ended December 31, 1999, was approximately $2,282,000, and consisted primarily of net income of $1,898,000, a $355,000 increase in trading investments, a $361,000 net increase in accrued expenses, and a depreciation expense of $624,000. Net cash provided from operations for the year ended December 31, 1998, was approximately $1,420,000, and consisted primarily of net income of $740,000, a $107,000 decrease in trading investments, a $120,000 net decrease in prepaid expenses, and a depreciation expense of $564,000. Avert had capital expenditures of approximately $287,000 for the year ended December 31, 1999, as compared to approximately $305,000 for 1998. During 1999, Avert used cash in financing activities to purchase $548,000 of its Common shares outstanding, and to pay a $419,000 dividend. Avert has declared an approximate $586,800 dividend in 2000.

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

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

     The information required by Part III is omitted from this report because the Company will file a definitive Proxy Statement for the Company's 2000 Annual Meeting of Shareholders (the "Proxy Statement") pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-KSB. Certain information included in the aforementioned definitive Proxy Statement is incorporated herein by reference.

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

(a)      Exhibits.

         3.1   Articles of Incorporation, as amended, of the Registrant. (2)

         3.2   Bylaws, as amended, of the Registration. (2)

         3.3   Excerpt  from  Articles  of   Incorporation   of  the  Registrant
               Regarding Common Stock and Preferred Stock. (2)

         10.1 Form of Consumer Report User Agreement between Registration and customer of Registrant for changes in FCRA dated September, 1997.
               (8)

       10.1.1  Revised  form   of  Consumer  Report   User  Agreement-Employment
               between Registrant and customer of Registrant. (8)

       10.1.2 Revised form of Consumer Report User Agreement between Registrant and customer of Registrant for changes in available programs, billing options, etc. for customers beginning approximately September, 1999.

       10.1.3 Revised form of Consumer Report User Agreement between Registrant and customer of Registrant for changes necessary for use on the Avert web site.

       10.1.4  Revised  form   of  Consumer   Report  User   Agreement   between
               Registrant and ADP EBS customers beginning approximately June, 1999.

       10.1.5 Revised Form of Consumer Report User Agreement between Registrant and ADP MAJORS customers beginning approximately July, 1999.

       10.1.6 Consumer Report User Addendum between Registrant and customer of Registrant for selection of payment methods.

       10.1.7 Revised form of Consumer Report User Addendum between Registrant and customer of Registrant to be used for Staffing Related Firms.

       10.1.8 Revised form of Consumer Report User Addendum between Registrant and customer of Registrant to be used for Security Related Firms.

       10.2 Revised form of Consumer Report User Agreement-Non Employment between Registrant and customer of Registrant. (7)

       10.3 Employment Agreement dated as of January 1, 1994, between the Registrant and Dean A. Suposs. (2)

       10.3.1 Employment Agreement Renewal dated January 5, 1999, between the Registrant and Dean A. Suposs.

       10.4 Employer Report Subscriber Agreement, dated March 29, 1991, between the Registrant and TRW, Inc. (1)

       10.4.1 Reseller Service Agreement, dated September 25, 1997, between the Registrant and TRW, Inc. (2)

       10.4.2  Experian   (formerly  TRW,  Inc.)   Reseller   Certification   of
               Compliance dated May 4, 1998. (8)

       10.5 Credit Bureau Service Agreement, dated March 30, 1992, between the Registrant And TransUnion. (1)

       10.5.1  TransUnion Amendment to Service Agreement dated May 5, 1998. (8)

       10.5.2  TransUnion  Amendment  to Service  Agreement  dated  December 30,
               1999.

       10.6    Amended and Restated 1994 Stock Incentive Plan. (3)

       10.7    Non-Employee Directors' Stock Option Plan.  (2)

       10.8 Letter Agreements, Dated March 24, 1995, with Ace Hardware Corporation and Loss Prevention Services relating to sales of the Registrant's Products. (4)

       10.9 Amended and Restated 1994 Stock Incentive Plan and Incentive Stock Option Agreement between Leonard Koch and the Registrant.
               (6)

       10.9.1 Amended and Restated 1994 Stock Incentive Plan and Incentive Stock Option Agreement between Dean A. Suposs and the Registrant dated January 1, 2000.

       10.10 Amended and Restated 1994 Stock Incentive Plan Incentive Stock Option Agreement, dated June 10, 1996, between Jerry Thurber and the Registrant. (6)

       10.10.1 Amended and Restated 1994 Stock Incentive Plan Incentive Stock Option Agreement dated December 16, 1999, between Registrant and Jerry Thurber.

       10.11 Amended and Restated 1994 Stock Incentive Plan Incentive Stock Option Agreement, dated July 1, 1996, between Jamie Burgat and the Registrant. (6)

       10.12 Restrac/Avert Avertnet Reseller Agreement dated January 4, 1999 between Registrant and Registrant. (8)

       10.13   Distribution   Partnership  Agreement  dated  December  13,  1998
               between Registrant and Heidrick and Struggles.

       10.14   Distribution   Partnership  Term  Sheet  between  Registrant  and
               Careermag.com dated June 8, 1999.

       10.15 Distribution and Marketing Rights Agreement between Registrant and AtYourBusiness.com dated September 15, 1999.

       10.16 Agreement for Electronic Payments between Registrant and First State Bank of Fort Collins dated June 7, 1999.

       10.17   Profit Sharing Plan for 1999

       23.1    Consent of Hein + Associates LLP

       27.1    Financial Data Schedule-1999

-------------------------

     (1) Filed as an Exhibit to the initial Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on March 21, 1994.
     (2) Filed as an Exhibit to Amendment No. 1 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on April 26, 1994.
     (3) Filed as an Exhibit to Amendment No. 2 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on May 24, 1994.
     (4) Filed as an Exhibit to Post-Effective Amendment No. 1 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on May 4, 1995.
     (5) Filed as an Exhibit to Form 10-KSB for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 9, 1996.
     (6) Filed as an Exhibit to Post-Effective Amendment No. 2 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on October 23, 1996.
     (7) Filed as an Exhibit to Form 10-KSB for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998.
     (8) Filed as an Exhibit to Form 10-KSB for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 23, 1999.

(b)  Reports on Form 8-K.

     The following current reports on Form 8-K were filed during the calendar quarter ended December 31, 1999:

     1) Form 8-K, dated October 5, 1999, regarding press release announcing that Avert Inc. added Express Motor Vehicle Records to expedite background checks.
     2) Form 8-K, dated October 13, 1999, regarding press release announcing that Avert Inc. announced record financial results for the third quarter and nine-month period.
     3) Form 8-K, dated November 30, 1999, regarding press release announcing a partnership between Avert and AtYourBusiness.com Partner to Offer Pre-employment Screening Solutions Online.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    AVERT, INC.


Date:  March 27, 2000               By: /s/ Dean A. Suposs
                                        ----------------------------------------
                                        Dean A. Suposs
                                        President and Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 30, 1999.

     Signature                                    Title
     ---------                                    -----

/s/ Dean A. Suposs                      Chairman of the Board; and President
--------------------------------------
    Dean A. Suposs
(Principal Executive Officer)

                                        Vice President of Operations; Treasurer;
  /s/ Jamie M. Burgat                   and Assistant Secretary
--------------------------------------
      Jamie M. Burgat
(Principal Financial and Accounting Officer)

/s/ D. Michael Vaughan                  Director
--------------------------------------
    D. Michael Vaughan

/s/ Stephen C. Fienhold                 Director
--------------------------------------
    Stephen C. Fienhold

/s/ Stephen D. Joyce                    Secretary; and Director
--------------------------------------
    Stephen D. Joyce

                                   Avert, Inc.



                              Financial Statements
                                December 31, 1999

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
Avert, Inc.
Fort Collins, Colorado


We have audited the accompanying balance sheet of Avert, Inc. as of December 31, 1999, and the related statements of income, shareholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avert, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.



/s/ HEIN + ASSOCIATES LLP
HEIN + ASSOCIATES LLP


Denver, Colorado
January 28, 2000




                                        AVERT, INC.

                                       BALANCE SHEET
                                     DECEMBER 31, 1999



                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents .....................................................     $ 1,569,000
Marketable securities .........................................................       6,361,000
Accounts receivable, net of allowance of $103,000 .............................       1,602,000
Prepaid expenses and other ....................................................          99,000
                                                                                    -----------
Total current assets ..........................................................       9,631,000

PROPERTY AND EQUIPMENT, net ...................................................       2,797,000
                                                                                    -----------
TOTAL ASSETS ..................................................................     $12,428,000
                                                                                    ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ..............................................................     $   500,000
Accrued expenses ..............................................................         486,000
Income taxes payable ..........................................................         150,000
                                                                                    -----------
Total current liabilities .....................................................       1,136,000

DEFERRED INCOME TAXES .........................................................         340,000

COMMITMENTS (NOTE 5)

SHAREHOLDERS' EQUITY:
Preferred stock, no par value, authorized 1,000,000 shares; none outstanding ..           --

Common stock, no par value, authorized 9,000,000 shares; 3,263,000 shares
issued and outstanding ........................................................       3,924,000
Retained earnings .............................................................       7,028,000
                                                                                    -----------
Total shareholders' equity ....................................................      10,952,000
                                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................................     $12,428,000
                                                                                    ===========



              See accompanying notes to these financial statements.

                                        AVERT, INC.

                                   STATEMENTS OF INCOME



                                                                  FOR THE YEARS ENDED
                                                                      DECEMBER 31,
                                                               -------------------------
                                                                  1999          1998
                                                                  ----          ----
NET REVENUES:

     Search and product fees .............................   $ 12,215,000  $ 9,638,000

     Interest and other income ...........................        393,000      324,000
                                                              -----------  -----------
                                                               12,608,000    9,962,000
EXPENSES:

     Search and product costs ............................      5,699,000    4,966,000

     Marketing ...........................................      1,367,000    1,493,000

     General and administrative ..........................      1,319,000    1,145,000

     Software development and maintenance ................        528,000      582,000

     Depreciation ........................................        624,000      564,000
                                                             ------------  -----------
                                                                9,537,000    8,750,000
                                                             ------------  -----------
INCOME BEFORE INCOME TAXES ...............................      3,071,000    1,212,000

     Income tax expense ..................................     (1,173,000)    (472,000)
                                                             ------------  -----------
NET INCOME ...............................................   $  1,898,000  $   740,000
                                                             ============  ===========
NET INCOME PER COMMON SHARE:
     Basic ...............................................   $        .57  $       .22
                                                             ============  ===========
     Diluted .............................................   $        .55  $       .21
                                                             ============  ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

     Basic ...............................................      3,314,000    3,440,000
                                                             ============  ===========
     Diluted .............................................      3,422,000    3,504,000
                                                             ============  ===========


              See accompanying notes to these financial statements.

                                                             AVERT, INC.

                                                  STATEMENT OF SHAREHOLDERS' EQUITY
                                           FROM JANUARY 1, 1998 THROUGH DECEMBER 31, 1999


                                                                 COMMON STOCK                                             Total
                                                          ---------------------------               Retained           Shareholders'
                                                          Shares               Amount               Earnings             Equity
                                                          ------               ------               --------           -------------
BALANCES, January 1, 1998 ..................            3,488,000             5,276,000             5,159,000            10,435,000

     Dividend paid .........................                 --                    --                (350,000)             (350,000)

     Shares repurchased ....................             (165,000)             (814,000)                 --                (814,000)

     Net income ............................                 --                    --                 740,000               740,000
                                                     ------------          ------------          ------------          ------------

BALANCES, December 31, 1998 ................            3,323,000          $  4,462,000          $  5,549,000          $ 10,011,000

     Dividend paid .........................                 --                    --                (419,000)             (419,000)

     Shares purchased ......................                2,000                10,000                  --                  10,000

     Shares repurchased ....................              (62,000)             (548,000)                 --                (548,000)

     Net income ............................                 --                    --               1,898,000             1,898,000
                                                     ------------          ------------          ------------          ------------

BALANCES, December 31, 1999 ................            3,263,000          $  3,924,000          $  7,028,000          $ 10,952,000
                                                     ============          ============          ============          ============



              See accompanying notes to these financial statements.

                                            AVERT, INC.

                                     STATEMENTS OF CASH FLOWS

                                                                                     FOR THE YEARS ENDED
                                                                                         DECEMBER 31,
                                                                                 ---------------------------
                                                                                 1999                   1998
                                                                                 ----                   ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ......................................................       $ 1,898,000            $   740,000
     Adjustments to reconcile net income to net
        cash provided by operating activities:
     Depreciation ....................................................           624,000                564,000
     Bad debt expense ................................................            53,000                 72,000
     Deferred income taxes ...........................................          (107,000)                (19,000)
     Loss (gain) on sale of asset ....................................             4,000                  2,000
     Changes in operating assets and liabilities:
         (Increase) decrease in:
               Trading investments, net ..............................          (355,000)                107,000
               Accounts receivable ...................................          (594,000)                  2,000
               Prepaid expenses and other current assets .............            44,000                120,000
          Increase (decrease) in:
               Accounts payable ......................................           204,000                (92,000)
               Accrued expenses ......................................           361,000                (76,000)
               Income taxes payable ..................................           150,000                   --
                                                                             -----------            -----------
     Net cash provided by operating activities .......................         2,282,000              1,420,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment ..............................          (289,000               (338,000)
     Proceeds from sale of property and equipment ....................             2,000                 33,000
                                                                             -----------            -----------
          Net cash used in investing activities ......................          (287,000)              (305,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of shares outstanding ..................................          (548,000)              (814,000)
     Proceeds from exercise of warrants and options ..................            10,000                   --
     Dividends declared ..............................................          (419,000)              (350,000)
                                                                             -----------            -----------
          Net cash used in financing activities ......................          (957,000)            (1,164,000)
                                                                             -----------            -----------
INCREASE IN CASH AND CASH EQUIVALENTS ................................         1,038,000                (49,000)

CASH AND CASH EQUIVALENTS, beginning of year .........................           531,000                580,000
                                                                             -----------            -----------
CASH AND CASH EQUIVALENTS, end of year ...............................       $ 1,569,000            $   531,000
                                                                             ===========            ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
     Income taxes paid ...............................................       $   994,000            $   415,000
                                                                             ===========            ===========

              See accompanying notes to these financial statements.

                                   AVERT, INC.

                          NOTES TO FINANCIAL STATEMENTS


I    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

     Marketable Securities - Marketable securities consist of government backed debt securities which mature within one year or less. The securities are classified as trading securities and are stated at market, which approximates cost at December 31, 1999.

     Concentration of Credit Risk and Financial Instruments - Concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable with the Company's various customers. The Company's cash equivalents and short-term investments consist of money market funds and government backed debt securities issued by various institutions. The Company's credit policy is designed to limit the Company's exposure to concentrations of credit risk. Accordingly, the Company's accounts receivable include a variety of organizations throughout the United States. The Company estimates an allowance for uncollectible amounts based on revenues, and when specific credit problems arise. Management's estimates have been adequate during historical periods, and management believes that all significant credit risks have been identified at December 31, 1999.

     Property and Equipment - Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which is generally five years, except for the Company's building which is 30 years.

     The Company incurs costs for computer software development for enhancing and maintaining its data base system and to provide "on-line" services to its customers. In 1996, the Company embarked on a major upgrade to its database system to expand its service to its customers. In April 1998, this project was completed. During 1999 and 1998, the Company capitalized major enhancements costs of approximately $130,000 and $191,000, consisting principally of payments to third parties. These capitalized software costs are being amortized over five years and commenced as the project was completed. Maintenance and routine upgrades are expensed in operations.

     Impairment of Long-Lived Assets - The Company periodically assesses the recoverability of the carrying amount of long-lived assets, including intangible assets. A loss is recognized when expected future cash flows are less than the carrying amount of the asset. The impairment loss is determined as the difference by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are carried at the lower of their financial statement carrying amounts or fair value less costs to sell.

     Income Taxes - The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax

                                   AVERT, INC.

                          NOTES TO FINANCIAL STATEMENTS


     assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Net Income Per Share - Basic earnings per share (EPS) excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. In 1999 and 1998, diluted common and common equivalent shares outstanding includes 108,000 and 64,000 common equivalent shares, respectively, consisting of stock options and warrants, determined using the treasury stock method.

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

     Stock-Based Compensation - As permitted under the Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded for options granted to employees on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

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

     Reclassifications  -  Certain  reclassifications  have  been  made  to 1998
     financial   information   to   conform   to   1999   presentations.    Such
     reclassifications had no effect on net income.

                                   AVERT, INC.

                          NOTES TO FINANCIAL STATEMENTS


II.   PROPERTY AND EQUIPMENT:

      Property and equipment consist of the following at December 31, 1999:


          Land                                        $   210,000
          Building and improvements                     1,219,000
          Computer hardware and software                2,864,000
          Furniture and equipment                         617,000
                                                      -----------
                                                        4,910,000
          Less accumulated depreciation                (2,113,000)
                                                      -----------
                                                      $ 2,797,000
                                                      ===========
III.  INCOME TAXES:

       The actual income tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate income tax rate of 34% for each period) as follows:

                                                             Years Ended December 31,
                                                         ------------------------------
                                                         1999                      1998
                                                         ----                      ----
                                                         Amount           %        Amount              %
                                                         -----          --         ------            --
Computed "expected" tax expense ...................   $ 1,044,000     34.0%      $ 412,000         34.0%
State income taxes, net of Federal income
  tax benefit .....................................       123,000      4.0%         49,000          4.0%
Non-deductible expenses and other .................         6,000       .2%         11,000          0.9%
                                                      -----------      -----     ---------         -----
Total income tax expense ..........................   $ 1,173,000      38.2%     $ 472,000         38.9%
                                                      ==========       =====     =========         =====

     Income tax expense (benefit) consists of the following:

                                         Years Ended December 31,
                                         -----------------------
                                          1999             1998
                                          ----             ----
     Current                           $1,280,000        $ 491,000
     Deferred                            (107,000)         (19,000)
                                       ----------        ---------
     Total income tax expense          $1,173,000        $ 472,000
                                       ==========        =========

     Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to the net deferred tax liability relates primarily to differences in capitalized software costs.

                                   AVERT, INC.

                          NOTES TO FINANCIAL STATEMENTS


IV.  SHAREHOLDERS' EQUITY:

     Stock Option Plan - In 1994, the Company adopted a stock incentive plan (the Stock Option Plan) that authorizes the issuance of up to 363,337 shares of common stock. In 1997, the Company increased the number of authorized shares to 525,000. Pursuant to the Stock Option Plan, the Company may grant "incentive stock options" (intended to qualify under
     Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options and restricted stock or a combination thereof.

     Incentive and non-qualified stock options may not be granted at an exercise price of less than the fair market value of the common stock on the date of grant (except for holders of more than 10% of common stock, whereby the exercise price must be at least 110% of the fair market value at the date of grant for incentive stock options). The term of the options may not exceed 10 years. At December 31, 1999, the Company had granted options under the Stock Option Plan to purchase 464,000 shares of which 300,664 options are vested and the balance will vest over one to five years.
     Options outstanding for the Stock Option Plan at December 31, 1999 have exercise prices that range from $4.19 to $9.97.

     In 1994, the Company adopted the Non Employee Directors' Stock Option Plan (the Outside Directors' Plan), which provides for the grant of stock options to non-employee directors of the Company and any subsidiary. An aggregate of 30,000 shares of common stock are reserved for issuance under the Outside Directors' Plan. The exercise price of the options will be the fair market value of the stock on the date of grant. Outside directors are automatically granted options to purchase 1,000 shares initially and an additional 1,000 shares for each subsequent year that they serve, up to a maximum of 5,000 shares per director. Each option is exercisable one year after the date of grant and expires four years thereafter. As of December 31, 1999, 15,000 options have been granted, of which 12,000 are vested and outstanding. Exercise prices for the directors' options outstanding at December 31, 1998 range from $5.25 to $8.00.

     The following is a table of activity under these plans.

                                                                        Weighted
                                                            Outside     Average
                                               Stock       Directors'   Exercise
                                            Option Plan      Plan        Price
                                            -----------    ----------  ---------
OPTIONS OUTSTANDING, January 1, 1998 ......    364,000       11,000     $  5.42
Options exercised or expired ..............    (10,000)        --       $  5.25
Options granted ...........................      --           3,000     $  6.79
                                              --------      -------       -----
OPTIONS OUTSTANDING, December 31, 1998 ....    354,000       14,000        5.44
Options exercised or expired ..............      --          (2,000)       5.25
Options granted ...........................    110,000        1,000        4.73
                                              --------      -------       -----
OPTIONS OUTSTANDING, December 31, 1999 ....    464,000       13,000     $  5.27
                                              ========      =======       =====

     For all options granted during 1999 and 1998, the weighted average market price of the Company's common stock on the grant date was approximately equal to the weighted average exercise price. The weighted average remaining contractual life for all options and warrants as of December 31, 1999 was approximately 6 years. At December 31, 1999, options for 312,664 shares were exercisable, with a weighted average exercise price of $5.38, and options for the remaining shares become exercisable pro rata through 2004. If not previously exercised, options outstanding at December 31, 1999, will expire as follows:

                                   AVERT, INC.

                          NOTES TO FINANCIAL STATEMENTS


                                                             Weighted
                                                              Average
                                           Number of         Exercise
          Year                              Shares             Price
          ----                             ---------         --------
          2000                               3,000            $6.17

          2001                               3,000            $5.58

          2002                               3,000            $7.46

          2003                               3,000            $6.79

          2004                             221,000            $5.23

          2006                              60,000            $5.00

          2007                              73,300            $6.17

          2008                                 700            $7.63

          2009                             110,000            $4.71
                                         ---------
                                           477,000
                                         =========

     Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since the exercise prices were not less than the fair value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.


                                                       Years Ended December 31,
                                                       -----------------------
                                                       1999              1998
                                                       ----              ----
Net income applicable to common stockholders:
     As reported .............................     $ 1,898,000     $     740,000
     Pro forma ...............................     $ 1,788,000     $     670,000
Net income per common share - basic:
     As reported .............................     $       .57     $         .22
     Pro forma ...............................     $       .54     $         .20
Net income per common share - diluted:
     As reported .............................     $       .55     $         .21
     Pro forma ...............................     $       .52     $         .19

                                   AVERT, INC.

                          NOTES TO FINANCIAL STATEMENTS


     For purposes of this disclosure, the weighted average fair value of the options granted in 1999 and 1998 was $1.96 and $4.59, respectively. The fair value of each employee option and warrant granted in 1999 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                       Years Ended December 31,
                                                       -----------------------
                                                       1999              1998
                                                       ----              ----
     Expected volatility                                52%               80%
     Risk-free interest rate                            6.0%              5.5%
     Expected dividends                                  --                --
     Expected terms (in years)                           5                 5


     Public Offering - In June 1994, the Company completed its initial public offering of 1,000,000 units and received net proceeds of $4,382,300. Each unit sold for $5.25 and consisted of one share of common stock and one redeemable warrant. Two redeemable warrants entitled the holder to purchase one share of common stock for $6.50 through April 1997. In connection with this offering, the underwriter received a redeemable warrant to purchase 100,000 units at $6.30 per unit. This redeemable warrant expired without exercise in June 1999. During 1997, 176,250 warrants were exercised for 88,125 shares of common stock at $6.50 per share and the remaining warrants expired unexercised. The Company received net proceeds of $530,800.

     Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock. Such shares are issuable in such series and preferences as may be determined by the Board of Directors.


V.   COMMITMENTS:

     Employee Bonus - In 1994, the Company formalized a five-year employment agreement whereby the Company president receives a bonus of 6% of income before taxes and bonus, but after deducting investment income. During 1999, the employment agreement was extended an additional five years and revised whereby the percentage of the bonus increases based on profits on an incremental basis from 6% up to 9%. The total bonus expense for 1999 and 1998 was approximately $181,000 and $56,000, respectively.

                                   AVERT, INC.

                          NOTES TO FINANCIAL STATEMENTS


     401(k) Savings - In 1995, the Company implemented a 401(k) profit sharing plan (the Plan). Eligible employees may make voluntary contributions to the Plan, which are matched by the Company equal to 50% of the employee's contribution up to a maximum of $1,500. The amount of employee contributions is limited as specified in the Plan. Company contributions to the Plan in 1999 and 1998 were insignificant.

     Profit Sharing - In 1999, the Company implemented a bonus profit sharing plan, whereby all employees are eligible. Employees can receive up to a maximum of 20% of profits in excess of 12% of revenues. This bonus, however, is only paid if revenues increase at least 12% over prior year and the Company maintains at least 12% of revenues as profits. During 1999, the employees received approximately $59,000.

     Litigation - The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business. Management believes, based on its discussion with counsel, that the outcome of these matters will not have a material effect on the Company's financial position; however, there can be no assurance in this regard.


VI.  CONCENTRATIONS OF CREDIT RISK:

     Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. Management believes the allowance for doubtful accounts is sufficient to cover the related credit risk on credit sales.

     Approximately 10% of the Company's search and product revenues are from one customer.

                                  EXHIBIT INDEX

      Exhibit
      Number   Document Description
      -------  --------------------

         3.1   Articles of Incorporation, as amended, of the Registrant. (2)

         3.2   Bylaws, as amended, of the Registration. (2)

         3.3   Excerpt  from  Articles  of   Incorporation   of  the  Registrant
               Regarding Common Stock and Preferred Stock. (2)

         10.1 Form of Consumer Report User Agreement between Registration and customer of Registrant for changes in FCRA dated September, 1997.
               (8)

       10.1.1  Revised  form   of  Consumer  Report   User  Agreement-Employment
               between Registrant and customer of Registrant. (8)

       10.1.2 Revised form of Consumer Report User Agreement between Registrant and customer of Registrant for changes in available programs, billing options, etc. for customers beginning approximately September, 1999.

       10.1.3 Revised form of Consumer Report User Agreement between Registrant and customer of Registrant for changes necessary for use on the Avert web site.

       10.1.4  Revised  form   of   Consumer  Report   User  Agreement   between
               Registrant and ADP EBS customers beginning approximately June, 1999.

       10.1.5 Revised Form of Consumer Report User Agreement between Registrant and ADP MAJORS customers beginning approximately July, 1999.

       10.1.6 Consumer Report User Addendum between Registrant and customer of Registrant for selection of payment methods.

       10.1.7 Revised form of Consumer Report User Addendum between Registrant and customer of Registrant to be used for Staffing Related Firms.

       10.1.8 Revised form of Consumer Report User Addendum between Registrant and customer of Registrant to be used for Security Related Firms.

       10.2 Revised form of Consumer Report User Agreement-Non Employment between Registrant and customer of Registrant. (7)

       10.3 Employment Agreement dated as of January 1, 1994, between the Registrant and Dean A. Suposs. (2)

       10.3.1 Employment Agreement Renewal dated January 5, 1999, between the Registrant and Dean A. Suposs.

       10.4 Employer Report Subscriber Agreement, dated March 29, 1991, between the Registrant and TRW, Inc. (1)

       10.4.1 Reseller Service Agreement, dated September 25, 1997, between the Registrant and TRW, Inc. (2)

       10.4.2  Experian   (formerly  TRW,  Inc.)   Reseller   Certification   of
               Compliance dated May 4, 1998. (8)

       10.5 Credit Bureau Service Agreement, dated March 30, 1992, between the Registrant And TransUnion. (1)

       10.5.1  TransUnion Amendment to Service Agreement dated May 5, 1998. (8)

       10.5.2  TransUnion  Amendment  to Service  Agreement  dated  December 30,
               1999.

       10.6    Amended and Restated 1994 Stock Incentive Plan. (3)

       10.7    Non-Employee Directors' Stock Option Plan.  (2)

       10.8 Letter Agreements, Dated March 24, 1995, with Ace Hardware Corporation and Loss Prevention Services relating to sales of the Registrant's Products. (4)

       10.9 Amended and Restated 1994 Stock Incentive Plan and Incentive Stock Option Agreement between Leonard Koch and the Registrant.
               (6)

       10.9.1 Amended and Restated 1994 Stock Incentive Plan and Incentive Stock Option Agreement between Dean A. Suposs and the Registrant dated January 1, 2000.

       10.10 Amended and Restated 1994 Stock Incentive Plan Incentive Stock Option Agreement, dated June 10, 1996, between Jerry Thurber and the Registrant. (6)

       10.10.1 Amended and Restated 1994 Stock Incentive Plan Incentive Stock Option Agreement dated December 16, 1999, between Registrant and Jerry Thurber.

       10.11 Amended and Restated 1994 Stock Incentive Plan Incentive Stock Option Agreement, dated July 1, 1996, between Jamie Burgat and the Registrant. (6)

       10.12 Restrac/Avert Avertnet Reseller Agreement dated January 4, 1999 between Registrant and Registrant. (8)

       10.13   Distribution   Partnership  Agreement  dated  December  13,  1998
               between Registrant and Heidrick and Struggles.

       10.14   Distribution   Partnership  Term  Sheet  between  Registrant  and
               Careermag.com dated June 8, 1999.

       10.15 Distribution and Marketing Rights Agreement between Registrant and AtYourBusiness.com dated September 15, 1999.

       10.16 Agreement for Electronic Payments between Registrant and First State Bank of Fort Collins dated June 7, 1999.

       10.17   Profit Sharing Plan for 1999

       23.1    Consent of Hein + Associates LLP

       27.1    Financial Data Schedule-1999

-------------------------

     (1) Filed as an Exhibit to the initial Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on March 21, 1994.

     (2) Filed as an Exhibit to Amendment No. 1 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on April 26, 1994.
     (3) Filed as an Exhibit to Amendment No. 2 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on May 24, 1994.
     (4) Filed as an Exhibit to Post-Effective Amendment No. 1 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on May 4, 1995.
     (5) Filed as an Exhibit to Form 10-KSB for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 9, 1996.
     (6) Filed as an Exhibit to Post-Effective Amendment No. 2 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on October 23, 1996.
     (7) Filed as an Exhibit to Form 10-KSB for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998.
     (8) Filed as an Exhibit to Form 10-KSB for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 23, 1999.