Form 10QSB
period 2000-03-31
AVERT INC
filed 2000-05-12
CIK 920909

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                    No Change
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed from last report).

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         [X] Yes      [ ] No

     As of May 9, 2000 the issuer had 3,302,845 shares of Common Stock, no par value, outstanding.

                 Transitional Small Business Disclosure Format.

                         [ ] Yes      [X] No

Form 10-QSB
Quarter Ended March 31, 2000


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

     ITEMS 1, 2, 3, 4, 5 and 6..................................  Not applicable

     Signatures...........................................................    11

                         PART I - FINANCIAL INFORMATION
                                   AVERT, INC.


                                      BALANCE SHEETS

                                          ASSETS

                                                                       MARCH 31,         DECEMBER 31,
                                                                         2000               1999
                                                                       ---------         -----------
                                                                      (unaudited)
Current assets:
         Cash and cash equivalents ................................  $   770,000         $ 1,569,000
         Marketable securities ....................................    7,355,000           6,361,000
         Accounts receivable, net of allowance ....................    1,753,000           1,602,000
         Prepaid expenses and other ...............................      164,000              99,000
                                                                     -----------         -----------
                  Total current assets ............................  $10,042,000           9,631,000


Property and equipment, net .......................................    2,830,000           2,797,000
                                                                     -----------         -----------

Total assets ......................................................  $12,872,000         $12,428,000
                                                                     ===========         ===========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable .........................................  $ 1,102,000         $   500,000

         Accrued expenses .........................................      309,000             486,000

         Income taxes payable .....................................       49,000             150,000
                                                                     -----------         -----------

                  Total current liabilities .......................    1,460,000           1,136,000

         Deferred Taxes ...........................................      290,000             340,000
                                                                     -----------         -----------
                  Total liabilities ...............................  $ 1,750,000         $ 1,476,000

Shareholders' equity:
         Preferred shares, no par value; authorized
           1,000,000 shares; none outstanding .....................         --                  --
         Common stock, no par value; authorized
           9,000,000 shares; 3,302,845 shares issued
           and outstanding ........................................    4,124,000           3,924,000
         Retained earnings ........................................    6,998,000           7,028,000
                                                                     -----------         -----------

                  Total shareholders' equity ......................  $11,122,000         $10,952,000
                                                                     -----------         -----------


Total liabilities and shareholders' equity ........................  $12,872,000         $12,428,000
                                                                     ===========         ===========


               See accompanying notes to the financial statements.

                                        AVERT, INC.
                                   STATEMENTS OF INCOME
                                        (unaudited)

                                                                           Three Months Ended
                                                                                March 31,

                                                                     2000                         1999
                                                                     ----                         ----
Net revenues:
         Search and product fees ...........................    $ 3,653,000                  $ 2,416,000
         Interest and other income .........................         92,000                       76,000
                                                                -----------                  -----------

                                                                  3,745,000                    2,492,000
Expenses:
         Search and product costs ..........................      1,700,000                    1,140,000
         Marketing .........................................        432,000                      349,000
         General and administrative ........................        406,000                      302,000
         Software development ..............................        142,000                      132,000
         Depreciation and amortization .....................        165,000                      149,000
                                                                -----------                  -----------

                                                                  2,845,000                    2,072,000
                                                                -----------                  -----------

Income before income taxes .................................        900,000                      420,000

         Income tax expense ................................       (334,000)                    (165,000)
                                                                -----------                  -----------

Net income .................................................    $   566,000                  $   255,000
                                                                ===========                  ===========
Net income per common share ................................    $       .17                  $       .08
                                                                ===========                  ===========
Weighted average common
         shares outstanding ................................      3,285,990                    3,323,024
                                                                ===========                  ===========






               See accompanying notes to the financial statements.


                                        AVERT, INC.
                                 STATEMENTS OF CASH FLOWS
                                        (unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                           MARCH 31,

                                                                                2000                    1999
                                                                                ----                    ----

Cash Flows From Operating Activities:
    Net income .........................................................   $   566,000             $   255,000
    Adjustments to reconcile net income to net cash
      (used in)/provided by operating activities:
         Depreciation and amortization .................................       165,000                 149,000
         Bad debt expense ..............................................        18,000                  17,000
         Deferred taxes ................................................       (50,000)                   --

         Changes in operating assets and liabilities:
              Accounts receivable ......................................      (169,000)               (103,000)
              Marketable securities ....................................      (994,000)                (72,000)
              Prepaid expenses and other current assets ................       (77,000)                (22,000)
              Accounts payable .........................................       602,000                 184,000
              Accrued expenses .........................................      (208,000)                (21,000)
              Income taxes payable .....................................      (101,000)                  6,000
              Deferred revenue and deposits ............................        31,000                  (2,000)


         Net cash (used in)/provided by operating activities ...........   $  (217,000)            $   391,000

Cash Flows from Investing Activities:
     Additions to furniture and equipment ..............................      (187,000)                 (9,000)
                                                                           -----------             -----------

           Net cash used in investing activities .......................      (187,000)                 (9,000)
                                                                           -----------             -----------

Cash Flows from Financing Activities:
         Options Exercised .............................................       200,000                    --
         Dividends declared ............................................      (595,000)               (419,000)
                                                                           -----------             -----------

           Net cash used in financing activities .......................      (395,000)               (419,000)


Increase/(Decrease) in Cash and Cash Equivalents .......................      (799,000)                (37,000)

Cash and Cash Equivalents, beginning of period .........................     1,569,000                 531,000
                                                                           -----------             -----------

Cash and Cash Equivalents, end of period ...............................   $   770,000             $   494,000
                                                                           ===========             ===========


               See accompanying notes to the financial statements.

                                   AVERT, INC.
                          NOTES TO FINANCIAL STATEMENTS


     The financial information contained herein is unaudited, but includes all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the information set forth. The financial statements should be read in conjunction with the Notes to Financial Statements which are included in the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1999.

     The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 2000. The Company believes that the three month report filed on Form 10-QSB is representative of its financial position, its results of operations and its cash flows as of and for the periods ended March 31, 2000 and 1999 covered thereby.

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

New Pronouncement.

In December 1999, the SEC released SAB 101, which discusses the SEC's interpretation of various revenue recognition matters. In March, the SEC released SAB 101A, which provided companies with December 31, 1999 year-ends, similar to Avert, until the second quarter to fully implement the SEC revenue recognition policies. Avert has been recognizing as revenue non-refundable set-up fees, generally ranging from $40 to $150 per customer, at the time such service is provided. The fee is intended to cover Avert's internal cost associated with entering the customer's data profile into Avert's sophisicated online computer system. In addition, in many instances Avert will pay a referral fee to third parties, which by agreement with the third party, is based on the set-up fee charged. The SEC has indicated in SAB 101, that as such set-up could not be sold separately from the companies normal services, such fees must be amortized into income over the life of the service contract or customer life, whichever is longer. Substantially all of Avert's customer contracts are cancelable by either party at any time. During fiscal 1998 and 1999, and the first quarter of 2000, Avert has recognized as income, net of referral fees and income taxes, approximately ________, _________, and ________, respectively, associated with start- up fees. The Company is currently conducting a sample of customers to evaluate an appropriate customer life into which it will amortized the start-up fees into income as well as analyzing start-up fees received by month for prior periods. This will provide the basis by which the company will adjust for income recognized in prior periods related to start-up fees. Pursuant to guidance provided by the SEC, the Company will record this adjustment in the second quarter of 2000 as a change in accounting principal with an adjustment to retained earnings and other appropriate disclosure.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations

Comparison of quarters ended March 31, 2000 and March 31, 1999

     Total net revenues increased from $2,492,200 for the three-month period ended March 31, 1999 to $3,744,600 for the comparable three-month period in 2000 or approximately 50.3%. This increase was primarily due to:

     o    Overall growth of Avert's customer bas
     o    Increased membership in Avert program and subscription models
     o    Increased reference checking and motor vehicle order volumes
     o    Continued use of Avert's criminal history products

     Avert added 1,448 new customers in the first three-month period ended March 31, 2000 or approximately an 85.9% increase, over the same three-month period in 1999 in which 779 new customers were added. There were 9,190 customers that actually used Avert services the first three months of 2000. This compares to 5,701 the first three months of 1999, and represents approximately a 61.2% increase. The dollars spent per customer in the first quarter 2000 decreased from $424 in the first quarter 1999 to $397 in the first quarter 2000, representing an approximate 6.3% decrease. In addition, as a result of increased customers, revenues generated from set up fees increased from approximately $36,700 in the first three months of 1999 to $103,800 in the first three months of 2000. In connection with set up fees received, the Company is also obligated to pay a marketing fee to the referral source, which totaled $1,000 and $42,500 in the respective periods.

     In first quarter 2000, the Company's distribution arrangement with ADP in which Avert services are sold to ADP customers, generated revenues of approximately $349,800 in total. The ADP arrangement was not in affect in first quarter 1999. Of this amount, the EBS (employers with 1-99 employees) portion accounted for $225,900, while the MAJORS (employers with 100- 999 employees) portion generated $123,900 in revenues. Avert has a User Agreement with the ADP customer, which is cancellable at any time by either party. In addition, increased participation in the Avert Advantage and Advantage On-line programs accounted for approximately $92,100 in the first three months of 2000, as compared to approximately $66,000 in the first three months of 1999. Program and user fees are included below in the category named "Services".

     Revenues generated from reference checking increased from $148,200 in first quarter 1999 to $219,500 in first quarter 2000, representing a 48.1% increase. These revenues were generated by both existing and new customers. Revenues generated from motor vehicle reports increased from $282,200 in first quarter 1999 to $476,100 in the same period of 2000, or approximately 68.7%. This product line accounts for approximately 11.3% in total net revenues in the first three months of 1999, and 12.7% in total net revenues in the first three months of 2000. Enhanced automated features made this product attractive to several large customers which increased the usage of this product, and positively impacting the customer base in their quest for quicker hiring decisions.

     The criminal history product line continues to represent the largest revenue producing product, and accounts for approximately $1,871,400 or 50% of total net revenues in first quarter 2000, as compared to approximately $1,404,500 or 56.4% of total net revenues in first quarter 1999. This growth of approximately 33.2% results from the continued use of the product of its existing customers, as well as the new customers.

     The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                                                      Three Months Ended           Three Months Ended
                                                        March 31, 2000               March 31, 1999           Percent of
                                                    ----------------------       ----------------------        Increase
                                                    Revenues       % total       Revenues       % total       (Decrease)
                                                    --------       -------       --------       -------       ----------
Products:
  Workers compensation histories ...........       $  208,400         5.6%     $  204,600         8.2%            1.9%
  Criminal history reports .................       $1,871,400        50.0%     $1,404,500        56.4%           33.2%
  Previous employment reports/ .............       $  366,500         9.8%     $  240,800         9.7%           52.2%
     credit reports
  Motor vehicle driving records ............       $  476,100        12.7%        282,200        11.3%           68.7%
  Other products ...........................       $  154,000         4.1%     $  125,100         6.5%           23.1%
Services: ..................................       $  640,800        17.1%     $  187,000         5.0%          242.7%

Interest income ............................       $   95,600         2.6%     $   74,000         3.0%           29.2%


         NET REVENUES ......................       $3,744,600                  $2,492,200                        50.3%

     Workers' compensation histories revenue remains flat, but continued to decline as a percentage of net revenues as previously predicted. In first quarter, 1999 workers' compensation reports, represented, $204,600 or approximately 8.2% of total net revenues, as compared to $208,400 in the first three months of 2000, or approximately 5.6% of total net revenues.

     Income before income taxes increased from $420,200 in first quarter 1999 to $899,300 or approximately 114.0% and represented approximately 16.9% in 1999, as compared to approximately 24.0% in the comparable period of 2000. The Company believes that decreases in all expense categories were a direct result of increased internal efficiencies and capacity. Avert's focus continues to be to leverage technology for improved efficiencies and financial condition. There have been some minor reclassifications of expenses for simpler internal reporting.

     Total expenses, when expressed as a percentage of total net revenues, decreased from approximately 83.1% in the first quarter 1999, representing
$2,072,000, to approximately 76.0% in the first quarter 2000 representing $2,845,300. A breakdown in expenses is as follows:


                                                    Three Months Ended                Three Months Ended       Increase (Decrease)
                                                      March 31, 2000                    March 31, 1999            % of Revenues
                                                --------------------------       ---------------------------   ------------------
                                                Expenses      % of Revenue       Expenses       % of Revenue     1999 over 1998
                                                --------      ------------       --------       ------------     --------------
Search and product ........................   $1,699,900           45.5%       $1,140,100           45.7%             (0.3)%
Marketing .................................      432,400           11.5           349,000           14.0              (2.5)
General and administration ................      405,900           10.8           302,500           12.1              (1.3)
Software development ......................      142,000            3.9           131,600            5.3              (1.4)
Depreciation and amortization .............      165,100            4.4           148,800            6.0              (1.6)
                                              ----------          -----        ----------          -----              ----


         Expenses .........................   $2,845,300           76.0%       $2,072,000           83.1%             (7.1)%
                                              ==========          =====        ==========          =====              ====

     Search and product fees remained relatively flat when expressed as a percentage of total net revenues, representing approximately 45.7% of net revenues in the first quarter 1999 as compared to 45.4% of net revenues for the first quarter 2000. The majority of the decrease was attributable to the improved automation of the Company's acquisition of data supplied to its customers, specifically decreasing costs of obtaining criminal history information from sources. Despite the level of increased product growth of approximately 50.3% mentioned above, Avert was able to only increase head count in the operations area by approximately 28.4% in first quarter 2000, as compared to first quarter 1999. In addition, the actual number of reports produced in first quarter 2000 was approximately 72% greater than the number of reports produced in first quarter 1999.

     There was an approximate 2.5% decrease as a percentage of total net revenues in marketing expenses, in the first three months of 2000 as compared to the same period of 1999. This resulted primarily from a decrease in 3.3 full-time equivalents in the first quarter 2000 as compared to first quarter 1999. Additionally, the company has reduced expenditures in certain lead generation activities such as yellow pages advertising and broadcast fax as it transitions its marketing activities to web-based lead generation programs. Examples of web-based lead generation activities include web site links with other human resource providers, banner advertisements, listings on Internet portals, email messages sponsored by human resource publications, and additional information services on our own web site. The Company believes that there will be increased marketing expense as a result of strategic marketing arrangements being developed and implemented with other sources, such as ADP.

     General and Administrative expenses decreased approximately 1.3% of total net revenues in first three-month period ended March 31, 2000, representing approximately 10.8% of total net revenues, as compared to the first three-month period ended March 31, 1999 representing 12.1% of total net revenues.

     There was a decrease in software development and maintenance expenses expressed as a percentage of total net revenues from approximately 3.9% in first quarter 2000 to approximately 5.3% in the comparable period of 1999. The Company continues to focus on making technology its strategic advantage in its relationships with customers, partners and suppliers.

     There was a decrease in depreciation and amortization expenses when expressed as a percentage of total net revenues, from approximately 4.4% in the first three months of 1999, to approximately 6.0% in the comparable period of 2000.

     Income taxes for the combined federal and state statutory rate was approximately 37.1% in first quarter 2000 and approximately 39.3% in the first quarter 1999. The lower expense percentage in the first quarter of 2000 is a result of an approximate $15,000 over accrual of state income taxes in the prior year. The result was net income of $255,000 or $.08 per share on 3,323,024 shares (weighted average shares plus common stock equivalents) for the first three months ended March 31, 1999, as compared to net income of $566,100 or $.17 per share 3,285,990 shares (weighted average shares plus common stock equivalents) for the first three months ended March 31, 2000.


Liquidity and Capital Resources

     The Company's financial position at March 31, 2000 remained strong with working capital at that date of $8,582,000 compared to $8,495,000 at December 31,1999. Cash and cash equivalents and marketable securities at March 31, 2000 were $8,125,000 and increased from $7,930,000 at December 31, 1999. Net cash provided from operations for the three month period ended March 31, 2000 was $217,000 and consisted primarily of net income of $566,000, a $169,000 increase in accounts receivable, and a $602,000 increase in accounts payable. The Company had capital expenditures of $187,000 for the three month period ended March 31, 2000 as compared to $9,000 for the three months ended March 31, 1999. The majority of the capital expenditures during the three months ended March 31, 2000 was attributable to ongoing development of enhancements and upgrades to internal software programs used in servicing customers and upgrades of existing hardware expected to be implemented in 2000. Net cash used in financing activities for the three month period ended March 31, 2000 was $395,000 and consisted primarily of a cash dividend of $.18 per common share payable on March 24, 2000 to shareholders of record on March 15, 2000.

                           PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings

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


ITEM 6.   Exhibits and Reports on Form 8-K

     (a) January 13, 2000 announcing the addition of Felony+ to Avert's product line

     (b)  February 1, 2000 announcing 4th Quarter and 1999 Results

     (c)  March 1, 2000 announcing dividend

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AVERT, INC.


DATE:     May 10, 1999                 BY: /s/ Dean A. Suposs
                                          --------------------------------------
                                          Dean A. Suposs, President



DATE:     May 10, 1999                 BY: /s/ Jamie M. Burgat
                                          --------------------------------------
                                          Jamie M. Burgat, Vice President of
                                          Operations and Chief Financial Officer