Form 10QSB/A
period 2000-03-31
AVERT INC
filed 2000-05-15
CIK 920909

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

New Pronouncement.

In December 1999, the SEC released SAB 101, which discusses the SEC's interpretation of various revenue recognition matters. In March, the SEC released SAB 101A, which provided companies with December 31, 1999 year-ends, similar to Avert, until the second quarter to fully analyze and implement the SEC revenue recognition policies. Avert has been recognizing as revenue non-refundable set-up fees, generally ranging from $40 to $150 per customer, at the time such service is provided. The fee is intended to cover Avert's internal cost associated with entering the customer's data profile into Avert's sophisticated online computer system and pay commissions which are directly associated with setup fees. In addition, in many instances Avert will pay a referral fee to third parties, which by agreement with the third party, is based on the set-up fee charged. The SEC has indicated in SAB 101, that as such set-up could not be sold separately from the companies normal services, such fees must be amortized into income over the life of the service contract or customer life, whichever is longer. Substantially all of Avert's customer contracts are cancelable by either party at any time. The Company is currently conducting a sample of customers to evaluate an appropriate customer life into which it will amortized the start-up fees into income, direct expenses associated with the set up of a customer, as well as analyzing start-up fees received by month for prior periods. This will provide the basis by which the company may, if material, adjust in the second quarter for income recognized in prior periods related to start-up fees.

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

     Avert added 1,448 new customers in the first three-month period ended March 31, 2000 or approximately an 85.9% increase, over the same three-month period in 1999 in which 779 new customers were added. There were 9,190 customers that actually used Avert services the first three months of 2000. This compares to 5,701 the first three months of 1999, and represents approximately a 61.2% increase. The dollars spent per customer in the first quarter 2000 decreased from $424 in the first quarter 1999 to $397 in the first quarter 2000, representing an approximate 6.3% decrease. In addition, as a result of increased customers, revenues generated from set up fees increased from approximately $36,700 in the first three months of 1999 to $103,800 in the first three months of 2000. In connection with set up fees received, the Company is also obligated to pay a marketing fee to the referral sources, sales commissions, and incurs other direct costs. The Company is currently performing an analysis of costs associated with its start up fees, but believes such costs approximate the fees received.

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