Form 10QSB
period 2000-06-30
AVERT INC
filed 2000-08-10
CIK 920909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:              June 30, 2000

Commission File Number:                         0-23952

AVERT, INC. (Exact name of small business issuer as specified in its charter.)
Colorado State or other jurisdiction of incorporation or organization)	84-1028716 (I.R.S. Employer Identification No.)
301 Remington, Fort Collins, CO 80524 (Address of principal executive offices)	80524 (Zip Code)
970/484-7722 (Registrant's telephone number, including area code:)

        Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] Yes [ ] No

        As of August 7, 2000 the issuer had 3,305,845 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format.

[ ] Yes [ X ] No

Form 10-QSB Quarter Ended June 30, 2000

INDEX

                                                                                                                         PAGE
                                                                                                                         -----

  PART I - FINANCIAL INFORMATION

         ITEM 1.  Financial statements

         ITEM 2.  Management's Discussion and Analysis or
                 Plan of Operations.................................................................................  7

   PART II - OTHER INFORMATION

         ITEMS 1, 2, 3, 4, 5 and 6 ...........................................................  Not applicable

      Signatures........................................................................................................ 13

PART I - FINANCIAL INFORMATION
AVERT, INC.

BALANCE SHEETS

ASSETS

                                                                      June 30,    December 31,
                                                                        2000          1999
                                                                        ----          ----
                                                                     (unaudited)
Current assets:
         Cash and cash equivalents ..............................   $   691,000   $ 1,569,000
         Marketable securities ..................................     7,449,000     6,361,000

         Accounts receivable, net of allowance ..................     2,165,000     1,602,000
         Prepaid expenses and other .............................       246,000        99,000
                                                                     ----------    ----------
                  Total current assets ..........................   $10,551,000     9,631,000

Property and equipment, net .....................................     2,766,000     2,797,000
                                                                     ----------    ----------
Total assets ....................................................   $13,317,000   $12,428,000
                                                                     ==========    ==========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable .......................................   $   665,000   $   500,000
         Accrued expenses .......................................       502,000       486,000
         Income taxes payable ...................................        96,000       150,000
                                                                     ----------    ----------
                  Total current liabilities .....................     1,263,000     1,136,000
         Deferred Taxes..........................................       290,000       340,000
                                                                     ----------    ----------
                  Total liabilities..............................   $ 1,553,000   $ 1,476,000

Shareholders' equity:
         Preferred shares, no par value; authorized
           1,000,000 shares; none outstanding ...................          --            --

         Common stock, no par value; authorized
           9,000,000 shares; 3,305,845 shares issued
           and outstanding ......................................     4,143,000     3,924,000
         Retained earnings ......................................     7,621,000     7,028,000
                                                                     ----------    ----------
                  Total shareholders' equity ....................   $11,764,000   $10,952,000
                                                                     ----------    ----------

Total liabilities and shareholders' equity ......................   $13,317,000   $12,428,000
                                                                     ==========    ==========

See accompanying notes to the financial statements.

AVERT, INC.
STATEMENTS OF INCOME

(unaudited)

                                                                     Three Months Ended             Six Months Ended
                                                                         June 30,                       June 30,
                                                                     ------------------             ----------------
                                                                     2000           1999            2000          1999
                                                                     ----           ----            ----          ----
Net revenues:
         Search and product fees .............................  $ 4,288,000    $ 2,896,000    $ 7,941,000    $ 5,312,000
         Interest and other income ...........................       95,000         81,000        187,000        157,000
                                                                -----------    -----------    -----------    -----------

                                                                  4,383,000      2,977,000    $ 8,128,000    $ 5,469,000
Expenses:
         Search and product costs ............................    2,095,000      1,357,000      3,795,000      2,498,000
         Marketing ...........................................      488,000        311,000        920,000
                                                                                                                 660,000
         General and administrative ..........................      437,000        345,000        843,000        648,000
         Software development ................................      156,000        107,000        298,000        238,000
         Depreciation and amortization .......................      170,000        150,000        335,000        298,000
                                                                -----------    -----------    -----------    -----------
                                                                  3,346,000      2,270,000      6,191,000      4,342,000
                                                                -----------    -----------    -----------    -----------
Income before income taxes ...................................    1,037,000        707,000      1,936,000      1,127,000

         Income tax expense ..................................     (414,000)      (278,000)      (748,000)       443,000
                                                                -----------    -----------    -----------    -----------

Net income ...................................................  $   623,000    $   429,000    $ 1,189,000    $   684,000
                                                                ===========    ===========    ===========    ===========
Net income per basic common share ............................  $       .19    $       .13    $       .36    $       .21
                                                                ===========    ===========    ===========    ===========
Net income per diluted common share ..........................  $       .17    $       .13    $       .33    $       .21
                                                                ===========    ===========    ===========    ===========
Weighted average common
         shares outstanding (Basic) ..........................    3,304,263      3,323,025      3,295,091      3,323,025

Weighted average common shares
         Outstanding (diluted) ...............................    3,636,766      3,323,025      3,615,301      3,323,025
                                                                ===========    ===========    ===========    ===========

See accompanying notes to the financial statements.

AVERT, INC.
STATEMENTS OF CASH FLOWS

(unaudited)

                                                                                 SIX MONTHS ENDED
                                                                                 ----------------
                                                                                    JUNE  30,
                                                                                    ---------

                                                                              2000             1999
                                                                              ----             ----

Cash Flows From Operating Activities:
    Net income .......................................................    $ 1,189,000     $   684,000
    Adjustments to reconcile net income to net cash
      (used in)/provided by operating activities:
         Depreciation and amortization ...............................        317,000         298,000
         Bad debt expense ............................................         36,000          37,000
         Deferred taxes...............................................        (50,000)           --

         Changes in operating assets and liabilities:
              Accounts receivable ....................................       (599,000)       (475,000)
              Marketable securities...................................     (1,088,000)       (145,000)
              Prepaid expenses and other current assets ..............       (147,000)        (26,000)
              Accounts payable .......................................        165,000          83,000
              Accrued expenses .......................................        (36,000)        118,000
              Income taxes payable ...................................        (54,000)         45,000
              Deferred revenue and deposits ..........................         52,000          (3,000)

         Net cash (used in)/provided by operating activities .........    $  (215,000)    $   616,000

Cash Flows from Investing Activities:
     Additions to furniture and equipment ............................       (287,000)       (236,000)
                                                                           ----------      ----------
           Net cash used in investing activities .....................       (287,000)       (236,000)
                                                                           ----------      ----------
Cash Flows from Financing Activities:
         Options Exercised ...........................................        219,000            --
         Dividends declared ..........................................       (595,000)       (419,000)
                                                                           ----------      ----------
           Net cash used in financing activities .....................       (376,000)       (419,000)
                                                                           ==========      ==========

Increase/(Decrease) in Cash and Cash Equivalents .....................       (878,000)        (39,000)

Cash and Cash Equivalents, beginning of period .......................      1,569,000         531,000
                                                                           ----------      ----------
Cash and Cash Equivalents, end of period .............................    $   691,000     $   492,000
                                                                           ==========      ==========

See accompanying notes to the financial statements.

AVERT, INC.NOTES
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

      The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 2000. The Company believes that the three month report filed on Form 10-QSB is representative of its financial position, its results of operations and its cash flows as of and for the periods ended June 30, 2000 and 1999 covered thereby.

      In previous periods, the Company recognized set-up fees when received. In response to SAB 101, the Company has adopted a policy of deferring set-up fees and incremental direct acquisition costs over the estimated life of the customer (generally three years). As incremental acquisition costs exceed the set-up fees received, incremental acquisition costs are only deferred to the extent of set-up fee income. Therefore, the change in policy had no effect on net income. This change in policy also did not have a material effect on prior or current revenues or expenses.

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

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Comparison of quarters ended June 30, 2000 and June 30, 1999

      Total net revenues increased from $2,977,000 for the three-month period ended June 30, 2000 to $4,383,000 for the comparable three-month period in 2000 or approximately 47.2%. This increase was primarily due to:

  Continued use of Avert's criminal history products
  Overall growth of Avert's customer base
  Increased membership in Avert program and subscription models
  Increased usage of pre-determined order packages
  Increased reference checking and credit order volumes

      The criminal history product line continues to be the top revenue producing product line accounting for approximately $2,186,000 or 49.9% of total net revenues in the second quarter 2000, as compared to $1,716,000 or 57.6% of total net revenues in the second quarter 1999. This growth of approximately 27.4% results from the continued use of the product of its existing customers, as well as the new customers.

      Avert added 1,123 new customers in the second three-month period ended June 30, 2000 or approximately an 8.6% increase, over the same three-month period in 1999 in which 1,034 new customers were added. There were 9,392 customers that actually used Avert services the second three months of 2000. This compares to 6,350 the second three months of 1999, and represents approximately a 47.9% increase. The dollars spent per customer in the second quarter 2000 were nearly identical at $457 per customer in the second quarter 1999 and $456 in the first quarter 2000. In addition, as a result of increased customers, revenues generated from set up fees increased from approximately $27,000 in the second three months of 1999 to $106,000 in the second three months of 2000. In connection with set up fees received, the Company is also obligated to pay a marketing fee to the referral sources, sales commissions, and incurs other incremental direct acquisition costs. The Company has performed an analysis of costs associated with its start up fees, and has confirmed that its incremental acquisition costs exceed the fees received. In previous periods, the Company recognized set-up fees when received. In response to SAB 101, the Company has adopted a policy of deferring set-up fees and direct acquisition costs over the estimated life of the customer (generally three years). As incremental acquisition costs exceed the set-up fees received, incremental acquisition costs are only deferred to the extent of set-up fee income. Therefore, the change in policy had no effect on net income. This change in policy also did not have a material effect on prior or current revenues or expenses.

      Revenues generated from reference checking increased from $312,000 in second quarter 1999 to $476,000 in second quarter 2000, representing a 52.6% increase. Reference checking continues to be an area of human resources that is commonly outsourced. Revenues generated from credit reports increased from $224,000 in second quarter 1999 to $330,000 in the same period of 2000, or approximately 47.3%. Credit reports has continued to increase due to the quick turnaround of this product, positively impacting the customer base in their quest for quicker hiring decisions.

      The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                                                 Three Months Ended              Three Months Ended
                                                   June 30, 2000                     June 30, 1999              Percent of
                                             -------------------------          ------------------------         Increase
                                             Revenues          % total          Revenues         % total        (Decrease)
                                             --------          -------          --------         -------         --------

Products:
  Workers compensation histories          $   216,000           4.9%           $     225,000      7.6%            (3.8)%
  Criminal history reports                $ 2,186,000          49.9%           $   1,715,000     57.6%            27.5%
  Previous employment reports/            $   440,000          10.0%           $     296,000      9.9%            48.6%
     credit reports
  Motor vehicle driving records           $   417,000           8.5%           $     346,000     11.6%            20.5%
  Other products                          $   374,000           8.5%           $     146,000      4.9%           156.2%
Services:                                 $   719,000          16.4%           $     185,000      6.2%           288.6%

Interest income                           $    97,000           2.2%           $      75,000      2.5%
        29.3%

         NET REVENUES                     $ 4,383,000                          $   2,977,000                      47.2%

      Workers' compensation histories revenue continued to decline as a percentage of net revenues as previously predicted. In second quarter, 1999 workers' compensation reports, represented, $225,000 or approximately 7.6% of total net revenues, as compared to $216,000 in the second three months of 2000, or approximately 4.9% of total net revenues. This trend is expected to continue as more states have more stringent requirements for release of workers' compensation data.

      Income before income taxes increased approximately 46.7% from $707,000 in second quarter 1999 to $1,037,000, and represented approximately 23.7% of total net revenues in 1999, as compared to approximately 23.6% of total net revenues in the comparable period of 2000. There have been some minor reclassifications of expenses for simpler internal reporting.

      Total expenses, when expressed as a percentage of total net revenues, remained constant at 76.3%, representing approximately $2,270,000 in the second quarter 1999, and approximately $3,346,000 in the same period of 2000. A breakdown in expenses is as follows:

                                                 Three Months Ended              Three Months Ended
                                                   June 30, 2000                     June 30, 1999          Increase (Decrease)
                                             -------------------------          ------------------------        % of Revenue
                                             Expenses     % of Revenue          Expenses    % of Revenue       2000 over 1999
                                             --------     ------------          --------    ------------       --------------

Search and product                        $ 2,095,000        47.8%            $1,357,000       45.6%                 2.2%
Marketing                                     488,000        11.1                311,000       10.4                   .7
General and administration                    437,000        10.0                345,000       11.7                 (1.7)
Software development                          156,000         3.5                107,000        3.6                 (0.1)
Depreciation and amortization                 170,000         3.9                150,000        5.0                 (1.1)
                                          -----------       -----             ----------      -----                -----

         Expenses                         $ 3,346,000        76.3%            $2,270,000       76.3%                 0.00%
                                          ===========       =====              =========      =====                ======

      Search and product fees increased when expressed as a percentage of total net revenues, representing approximately 45.6% of net revenues in the second quarter 1999 as compared to 47.8% of net revenues for the same quarter 2000. The Company was able to produce approximately 71% more actual reports in second quarter 2000 than second quarter 1999. This production was accomplished with approximately 53% increased full-time equivalents. In addition, product costs were substantially reduced for the largest product line - criminal history searches - from approximately 23.3% of total net revenues in the three-month period ended June 30, 1999, to approximately 19.1% of total net revenues in the comparable period of 2000.

      However, the product costs associated with providing motor vehicle records increased from approximately 6.9% of total net revenues in the quarter ended June 30, 1999, to approximately 7.7% of total net revenues in the same period in 2000. This increase was a result of change in the interpretation of the Federal Driver's Privacy Protection Act (1994) regarding the sale of driving record information for resale. The major providers of driving records determined that no data would be provided to companies such as Avert until final certification requirements could be determined. Those certification requirements have since been defined and Avert aggressively pursued certification for both itself, as well as its customers. The Company believes that the temporary loss of automated driving records and the certification process had an approximate $260,000 overall financial impact on the Company's costs to produce the product, lost revenues, opportunity costs, as well as certification costs. Following are more specific areas of impact:

  Increased Costs - During the period that automated driving records could not be obtained, Avert aggressively pursued other data sources in order to be able to continue to offer this product to its customers. The new process required the use of its courier network and manual internal fulfillment, and was substantially more costly to the Company. To quantify, the average cost of a driving record in 1st quarter 2000 was approximately $4.26. In May, the average cost was $5.55 and in June the cost increased to $7.50. It is estimated that just the increase of internal labor was approximately $42,000.
  Lost Revenues - The Company estimates that approximately 450 orders per day were not received due to customer confusion and inability to accept increased turnaround times for results. The estimate of lost revenues was approximately $155,000.
  Opportunity Costs - In an effort to continue to process driving records and aggressively pursue additional data sources, all human resources available were utilized on this project. As a result, other revenue generating company initiatives could not be pursued during this period. The estimate of opportunity costs as a result of the resources focused on the driving record project was approximately $30,000.
  Certification Costs - Avert quickly became certified to provide driving records in an automated fashion with a new data provider. In addition, there was a $50 fee per customer required to certify each of its customers desiring to order driving records through Avert. In order to minimize impact to large volume customers, Avert agreed to absorb the cost of this certification fee. In addition, the Company also agreed to absorb the fees for those customers already belonging to the Avert Advantage Online membership, both to reward current members, as well as to encourage increased membership. The amount of certification costs not passed on to the customer was approximately $33,000.

      There will be some ongoing impact of the change in process of driving records, though the vast majority of the financial burden was in second quarter 2000. Avert has taken a variety of steps to increase the profitability of this product line. There have been price re-negotiations with several large customers, and the majority of the initial absorption of certification fees has been completed. In addition, the Company continues to aggressively pursue other more direct, cost-effective automated data sources.

      The only other category of expense that experienced an increase was that of Marketing costs. There was an approximate .7% increase as a percentage of total net revenues in this category, in the second three months of 2000 as compared to the same period of 1999. The majority of the increase was due to increased revenue pass-through payments as a result of strategic marketing arrangements being developed and implemented with other partners, such as ADP. The Company has continued to reduce expenditures in certain lead generation activities such as yellow pages advertising and broadcast fax as it transitions its marketing activities to web-based lead generation programs. Examples of web-based lead generation activities include web site links with other human resource providers, banner advertisements, listings on Internet portals, email messages sponsored by human resource publications, and additional information services on our own web site.

      General and Administrative expenses decreased approximately 1.7% of total net revenues in second three-month period ended June 30, 2000, representing approximately 10.0% of total net revenues, as compared to the second three-month period ended June 30, 1999 representing 11.7% of total net revenues. This was due primarily to a 7% decrease in full-time equivalents, and decreased telephone costs from better pricing.

      There was a slight decrease in software development and maintenance expenses expressed as a percentage of total net revenues from approximately 3.5% in second quarter 2000 to approximately 3.6% in the comparable period of 1999.

      There was a decrease in depreciation and amortization expenses when expressed as a percentage of total net revenues, from approximately 5.0% in the second three months of 1999, to approximately 3.9% in the comparable period of 2000. There have not been substantial capital purchases in this period of 2000, though revenues continue to increase.

      Income taxes for the combined federal and state statutory rate was approximately 39.9% in second quarter 2000 and approximately 39.3% in the second quarter 1999. The higher expense percentage in the second quarter of 2000 is a result of increased state tax estimates. The result was net income of $429,000 or $.13 per basic share on 3,323,025 shares (weighted average shares) for the second three months ended June 30, 1999. This compares to net income of $623,000 or $.19 per basic share 3,304,263 shares (weighted average shares) for the first three months ended June 30, 2000. The result in terms of diluted earnings (weighted average shares plus common stock equivalents) was $.17 per diluted share on 3,636,766 for the three-month period ended June 30, 2000, as compared to $.13 per diluted share on 3,323,025 shares for the same three-month period ended June 30, 1999.

Comparison of six months ended June 30, 2000 and June 30, 1999

      Net revenues increased from $5,469,000 for the six-month period ended June 30, 1999, to $8,128,000 for the comparable six-month period in 2000 or approximately 48.6%. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:
                                                  Six Months Ended                 Six Months Ended
                                                   June 30, 2000                     June 30, 1999              Percent of
                                             -------------------------          ------------------------         Increase
                                             Revenues          % total          Revenues         % total        (Decrease)
                                             --------          -------          --------         -------         --------

Products:
  Workers compensation histories          $   425,000           5.2%           $     430,000      7.9%            (1.2)%
  Criminal history reports                $ 4,057,000          49.9%           $   3,120,000     57.0%            30.0%
  Reference Check reports/                $   806,000           9.9%           $     536,000      9.8%            50.4%
     Credit reports
  Motor vehicle driving records           $   893,000          11.0%           $     628,000     11.5%            42.2%
  Other products                          $   528,000           6.5%           $     271,000      5.0%            94.8%
Services:                                 $ 1,359,000          16.7%           $     372,000      6.8%           265.3%

Interest income                           $   193,000           2.4%           $     149,000      2.7%            29.5%

         NET REVENUES                     $ 8,128,000                          $   5,469,000                      48.6%

      The largest single product line growth of approximately 52.6%, during the first six months of 2000 over the first six months of 1999, was reference checks. It represented $476,000 in the first six months of 2000, as compared to approximately $312,000 in the first six months of 1999. There were 56.2% more reference check reports provided to customers in the six-month period of 2000 as in the six-month period of 1999.

      Motor vehicle driving records grew by approximately 42.2% in the six-month period ended June 30, 2000 when compared to the same period in 1999. The processing issues described above with this product line occurred towards the end of the six-month period, thus minimizing it's loss of revenue impact of the entire period.

      The Criminal History product line experienced continued growth of approximately 30.0% in the six-month period ended June 30, 2000 as compared to the six-month period ended June 30, 1999. It has decreased as a percentage of total net revenues from approximately 57.0% in the first six months of 1999, representing $3,120,000, to approximately 49.9% in the same period of 2000, representing $4,057,000.

      Workers' compensation reports continued its downward trend, decreasing from $430,000 in revenues for the six-month period ended June 30, 1999 to $425,000 in revenues for the six-month period ended June 30, 2000. The regulation requirements of this product have made it less viable in the marketplace.

      The category of "Other Products" experienced an increase of approximately 94.8% of total net revenues in the first six months ended June 30, 2000 as compared to the first six months ended June 30, 1999. This increase was primarily a result of package sales, which increased approximately 843% in the first six months of 2000, as compared to the same period in 1999. Packages allow customers to set up custom packages, comprised of products and services to allow ease of order entry. Avert believes this area will have a positive impact on future revenues, and has been the model for the ADP joint marketing venture, and recent large customers. In addition, the product Instant Address Link, increased approximately 51.9%, representing $71,000 in six-month period ended June 30, 2000, and $24,000 in the comparable period in 1999. This product is an address locator service that identifies up to three known addresses for an applicant, based on social security number usage. These addresses can be used by customers to "build" criminal history orders in those geographical areas, and is often included in packages.

      The Services category increased as a percentage of total net revenues by approximately 265.3% when comparing the first six months of 2000 to the first six months of 1999. The increase resulted primarily from increased membership in Avert Advantage and Avert Advantage On-line programs, along with the partner equivalent programs. For the first six months of 2000, subscription revenues generated as a result of the distribution arrangement with ADP accounted for approximately $765,000. The ADP arrangement was not in affect in the first six months of 1999. Partner relationships have continued to be a focus of Avert in 2000.

      Income before income taxes increased from $1,127,000 in the six-month period ended June 30, 1999 to $1,936,000 in the six- month period ended June 30, 2000 or approximately 71.8%. This represented approximately 20.6% of net revenues in the first six months of 1999 compared to approximately 23.8% in the first six months of 2000.

      Total expenses decreased when expressed as a percentage of total net revenues from $6,191,000, or approximately 76.2% of total net revenues for the six-month period ended June 30, 2000 to $4,342,000, or approximately 79.4% for the comparable period in 1999. A breakdown in expenses is as follows:

                                                 Three Months Ended              Three Months Ended
                                                   June 30, 2000                     June 30, 1999          Increase (Decrease)
                                             -------------------------          ------------------------        % of Revenue
                                             Expenses     % of Revenue          Expenses    % of Revenue       2000 over 1999
                                             --------     ------------          --------    ------------       --------------

Search and product                        $ 3,795,000        46.7%            $2,498,000       45.7%                 1.0%
Marketing                                     920,000        11.3                660,000       12.1                 (0.8)
General and administration                    843,000        10.4                648,000       11.8                 (1.4)
Software development                          298,000         3.7                238,000        4.4                 (0.7)
Depreciation and amortization                 335,000         4.1                298,000        5.4                 (1.3)
                                            ---------       -----              ---------      -----
         Expenses                         $ 6,191,000        76.2%            $4,342,000       79.4%                (3.2)%
                                            =========       =====              =========      =====                   ===========

      Total expenses decreased approximately 3.2% as a percentage of total net revenues in the first six-month period of 2000 as compared to the first six-month period of 1999. All but one of the individual expense areas decreased as a percentage of total net revenues in comparing the six-month periods of 2000 and 1999.

      Search and product expenses accounted for $3,795,000, or approximately 46.7% of total net revenues in the first six months of 2000, as compared to $2,498,000, or approximately 45.7% of total net revenues in the first six months of 1999. The processing issues with driving record reports described above impacted the search and product cost expense area in the six-month period ended June 30.2000. Despite an increase in this expense category, Avert was able to reduce direct product costs for criminal history reports by approximately 24% as a result of increased automation. in the first six months of 2000 as compared to the comparable period of 1999. These costs represent approximately 19.0% of total net revenues in period ended June 30, 2000 as compared to approximately 22.7% of total net revenues in the period ended June 30, 1999.

      Income taxes for the combined federal and state statutory rate were approximately 38.6% in the first six months of 2000 and 39.3% in the first six months of 1999. The lower expense percentage in the period of 2000 is a result of an approximate $15,000 over accrual of state income taxes in the prior year. The result was an increase of net income of approximately 73.8% when comparing first six months of 1999 to the same period in 2000. The net income of the first six month of 1999 represented $684,000 or $.21 per basic share on 3,323,025 shares (weighted average shares). This compares to net income of $1,189,000 or $.36 per basic share 3,295,091 shares (weighted average shares) for the first six months ended June 30, 2000. The result in terms of diluted earnings (weighted average shares plus common stock equivalents) was $.21 per diluted share on 3,323,025 for the six-month period ended June 30, 1999, as compared to $.33 per diluted share on 3,615,301 shares for the same six-month period ended June 30, 2000.

Liquidity and Capital Resources

      The Company's financial position at June 30, 2000 remained strong with working capital at that date of $9,288,000 compared to $8,496,000 at December 31,1999. Cash and cash equivalents and marketable securities at June, 2000 were $8,140,000 and increased from $7,930,000 at December 31, 1999. Net cash provided from operations for the six-month period ended June 30, 2000 was $215,000 and consisted primarily of net income of $1,189,000, a $599,000 increase in accounts receivable, and a $165,000 increase in accounts payable. The Company had capital expenditures of $287,000 for the six-month period ended June 30, 2000. The majority of the capital expenditures during the six months ended June 30, 2000 was attributable to ongoing development of enhancements and upgrades to internal software programs used in servicing customers and upgrades of existing hardware expected to be implemented in 2000. Net cash used in financing activities for the six-month period ended June 30, 2000 was $376,000 and consisted primarily of a cash dividend of $.18 per common share payable on March 24, 2000 to shareholders of record on March 15, 2000.

Subsequent Events

      Subsequent to June 30, 2000 the Company loaned $1,000,000 to another entity, under a one-year, convertible, 10% promissory note arrangement.

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

(a)      May 4, 2000 announcing the release of Avert's 1999 Hiring Statistics

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVERT, INC.

By	/s/ Dean A. Suposs ______________________________ Dean A. Suposs President

Dated: August 9, 2000

By	/s/ Jamie M. Burgat ______________________________ Jamie M. Burgat, Vice President of Operations and Chief Financial Officer

Dated: August 9, 2000