Form 10QSB
period 2000-09-30
AVERT INC
filed 2000-11-01
CIK 920909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-23952

AVERT, INC.
(Exact name of small business issuer as specified in its charter)

Colorado
(State or other jurisdiction of incorporation or organization)

84-1028716
(Internal Revenue Service — Employer Identification No.)

301 Remington, Fort Collins, Colorado 80524
(Address of principal executive offices)     (Zip Code)

970/484-7722
(Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

As of October 30, 2000 the issuer had 3,309,845 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format. Yes [  ]     No [X]

Form 10-QSB
Quarter Ended September 30, 2000

Part I — FINANCIAL INFORMATION
  ITEM 1. Financial Statements

  ITEM 2. Management's Discussion and Analysis or
    Plan of Operations..................................... .............................................. 7

Part II — OTHER INFORMATION
  ITEMS 1, 2, 3, 4, 5 and 6........................................... .............. Not applicable
        Signature....................... ....................................................................... 13

2
                         PART I - FINANCIAL INFORMATION
                                   AVERT, INC.
                                 BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                            2000          1999
                                                                        -------------  -----------

Current assets:
            Cash and cash equivalents ................................  $ 1,419,000   $ 1,569,000
            Marketable securities ....................................    6,455,000     6,361,000
            Notes receivable .........................................    1,000,000          --
            Accounts receivable, net of allowance ....................    2,454,000     1,602,000
            Prepaid expenses and other ...............................      209,000        99,000
                                                                        -----------   -----------
                        Total current assets .........................  $11,537,000     9,631,000

Property and equipment, net ..........................................    2,721,000     2,797,000
                                                                        -----------   -----------

Total assets .........................................................  $14,258,000   $12,428,000
                                                                        ===========   ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
            Accounts payable .........................................  $   719,000   $   500,000
            Accrued expenses .........................................      660,000       486,000
            Income taxes payable .....................................       55,000       150,000
                                                                        -----------   -----------
                        Total current liabilities ....................    1,434,000     1,136,000
            Deferred Taxes ...........................................      290,000       340,000
                                                                        -----------   -----------
                        Total liabilities ............................  $ 1,724,000   $ 1,476,000

Shareholders' equity:
            Preferred shares, no par value; authorized
              1,000,000 shares; none outstanding .....................         --            --
            Common stock, no par value; authorized
              9,000,000 shares; 3,309,845 and 3,263,000
              shares issued and outstanding as of September ..........    4,170,000     3,924,000
              30, 2000 and December 31, 1999 repectively
            Retained earnings ........................................    8,364,000     7,028,000
                                                                        -----------   -----------
            Total shareholders' equity ...............................  $12,534,000   $10,952,000
                                                                        -----------   -----------

Total liabilities and shareholders' equity ...........................  $14,258,000   $12,428,000
                                                                        ===========   ===========
See accompanying notes to the financial statements.

                                   AVERT, INC.
                              STATEMENTS OF INCOME
                                   (unaudited)

                                                                   Three Months Ended                        Nine Months Ended
                                                                       September 30,                           September 30,

                                                                 2000                1999                2000                1999
                                                                 ----                ----                ----                ----
Net revenues:
            Search and product fees ................       $  4,834,600        $  3,382,700        $ 12,774,800        $  8,695,200
            Interest and other income ..............            111,700              83,200             299,000             240,100
                                                           ------------        ------------        ------------        ------------

                                                              4,946,300           3,465,900        $ 13,073,800        $  8,935,300
Expenses:
            Search and product costs ...............          2,477,500           1,576,500           6,272,600           4,074,200
            Marketing ..............................            509,700             315,000           1,429,700             974,700
            General and administrative .............            440,900             353,000           1,284,300           1,000,900
            Software development ...................            174,700             134,600             472,500             373,000
            Depreciation and amortization ..........            173,300             162,600             508,200             461,000
                                                           ------------        ------------        ------------        ------------

                                                              3,776,100           2,541,700        $  9,967,300        $  6,883,800
                                                           ------------        ------------        ------------        ------------

Income before income taxes .........................          1,170,200             924,200        $  3,106,500           2,051,500

            Income tax expense .....................           (427,100)           (363,000)         (1,174,500)           (805,800)
                                                           ------------        ------------        ------------        ------------

Net income .........................................       $    743,100        $    561,200        $  1,932,000        $  1,245,700
                                                           ============        ============        ============        ============
Net income per basic common share ..................       $        .23        $        .17        $        .59        $        .38
                                                           ============        ============        ============        ============
Net income per diluted common share ................       $        .21        $        .16        $        .53        $        .37
                                                           ============        ============        ============        ============
Weighted average common
            shares outstanding (Basic) .............          3,306,312           3,320,715           3,299,004           3,322,247
                                                           ============        ============        ============        ============
Weighted average common shares
            Outstanding (diluted) ..................          3,630,403           3,421,962           3,624,719           3,341,898
                                                           ============        ============        ============        ============
See accompanying notes to the financial statements.

                                   AVERT, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                NINE MONTHS ENDED
                                                                                                                         ------------------
                                                                                                                    SEPTEMBER  30,
                                                                                                                    --------------                        -------------------
                                                                                                       2000                               1999
                                                                                                       ----                               ----
Cash Flows From Operating Activities:
    Net income ............................................................       $ 1,932,000        $ 1,246,000
    Adjustments to reconcile net income to net cash
      (used in)/provided by operating activities:
         Depreciation and amortization ....................................           508,000            461,000
         Bad debt expense .................................................            13,000             56,000
         Deferred taxes ...................................................           (50,000)              --

         Changes in operating assets and liabilities:
                 Accounts receivable ......................................          (865,000)          (679,000)
                 Marketable securities ....................................           (94,000)          (236,000)
                 Notes receivable .........................................        (1,000,000)              --
                 Prepaid expenses and other current assets ................          (110,000)            16,000
                 Accounts payable .........................................           219,000            185,000
                 Accrued expenses .........................................           246,000            186,000
                 Income taxes payable .....................................           (95,000)            80,000
                 Deferred revenue and deposits ............................           (72,000)            35,000

            Net cash (used in)/provided by operating activities ...........       $   632,000        $ 1,350,000

Cash Flows from Investing Activities:
     Additions to furniture and equipment .................................          (437,000)          (286,000)
      Sale of Asset .......................................................            31,000               --
      Loss/Gain on Sale of asset ..........................................           (26,000)              --
                                                                                  -----------        -----------

           Net cash used in investing activities ..........................          (432,000)          (286,000)
                                                                                  -----------        -----------

Cash Flows from Financing Activities:
            Purchase of Treasury Stock ....................................              --              (87,000)
            Options Exercised .............................................           246,000             10,000
            Dividends declared ............................................          (596,000)          (419,000)
                                                                                  -----------        -----------

           Net cash used in financing activities ..........................          (350,000)          (496,000)
                                                                                  ===========        ===========

Increase/(Decrease) in Cash and Cash Equivalents ..........................          (150,000)           568,000

Cash and Cash Equivalents, beginning of period ............................         1,569,000            530,000
                                                                                  -----------        -----------

Cash and Cash Equivalents, end of period ..................................       $ 1,419,000        $ 1,098,000
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

        The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 2000. The Company believes that the three month report filed on Form 10-QSB is representative of its financial position, its results of operations and its cash flows as of and for the periods ended September 30, 2000 and 1999 covered thereby.

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

        “The Company” or “Avert” is used in this report to refer to Avert, Inc. The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and its reports to shareholders. This document may contain forward-looking statements that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to Avert’s growth and business strategies, regulatory matters affecting Avert, other plans and objectives of Avert, management for future operations and activities, expansion and growth of Avert’s operations and other such matters. The words “believes,” “expects,” “intends,” “strategy,” “considers” or “anticipates” and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information.

        The Company executed a Convertible Promissory Note with eScreen Holdings, Inc., in July 2000 in the amount of $1,000,000. The interest rate is 10%, with all principal and interest due and payable in July, 2001. The indebtedness is guaranteed by both the entity itself, as well as personally by its owner. The Company has accrued interest on a monthly basis.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Comparison of quarters ended September 30, 2000 and September 30, 1999

        Total net revenues increased from $3,465,900 for the three-month period ended September 30, 1999, to $4,946,300 for the comparable three-month period in 2000, or approximately 42.7%. This increase was primarily due to the:

             Addition of customers to its customer base
             Increased membership in Avert programs
             Continued growth in the criminal history product line
             Increased driving records and reference checking orders
             Increased use of package orders

Increased Customers

         In total, Avert added 1,489 new customers to its customer base in the three-month period ended September 30, 2000, as compared to 1,458 new customers in the same period of 1999. While this represents only an approximate 2% increase, the high number of new customer additions in third quarter 1999 was a result of a substantial partner rollout and represented over 300 customers during that timeframe. In addition, there was an approximate 35.2% increase in the number of customers that actually used the Avert service when comparing 9,758 customers in third quarter 2000 to 7,218 customers in the same period of 1999. The dollars spent per customer in the third quarter 2000 was $495 as compared to $476 in the third quarter 1999, representing an approximate 4.1% increase.

Increased Memberships

         Avert began its rollout of products and services during the third quarter of 1999 with Automatic Data Processing, Emerging Business Services (EBS) division and Major Account Division (MAJORS) of ADP Employer Services. The focus of this partnership agreement is for ADP’s Emerging Business Services division to actively market Avert services to its customers utilizing a subscription model. The ADP partnership represented $21,200 in subscription revenues for third quarter 1999 and $480,600 in subscription revenues in third quarter 2000. These revenues are included in the “Services” line item in the below table.

Criminal History Product Growth

         The criminal history product line experienced approximately 19.9% grown when comparing the three month period ended September 30, 2000 to the three month period ended September 30, 1999. This product represents approximately 47.4% of total revenues in the third quarter 2000 and 56.4% of total revenues in the same period last year.

Increased Driving Records and Reference Checks

         Revenues generated from driving records increased from $411,700 in third quarter 1999 to $536,900 in third quarter 2000, or approximately 30.4%. Reference checking revenue experienced an approximate 31.1% grown in revenues from $195,200 in the three month period ended September 30, 1999 to $266,900 in the same period in 2000. Both products are ones that are commonly outsourced.

Increased Package Orders

         There has been increased usage of packaged orders, resulted in revenues in third quarter 2000 of $401,600 as compared to $15,900 in third quarter 1999. This method of ordering allows customers to consistently order a pre-determined group of products at a flat-rate price, with a simplified order entry screen. These revenues are included in the “Other Products” line item in the below table.

        The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                                        Three Months Ended     Three Months Ended
                                        September 30, 2000     September 30, 1999            Percent of
                                      ---------------------   ---------------------           Increase
                                      Revenues      % total   Revenues      % total          (Decrease)
                                      --------    ---------   --------    ---------          ----------

Products:
  Workers compensation histories    $  195,400       4.0%     $  230,900      6.7%             (15.4)%
  Criminal history reports          $2,343,500      47.4%     $1,954,500     56.4%              19.9%
  Reference Check reports/          $  459,900       9.3%     $  394,600     11.4%              16.5%
     Credit reports
  Motor vehicle driving records     $  536,900      10.9%     $  411,600     11.9%              30.4%
  Other products                    $  545,800      11.0%     $  168,400      4.9%             224.1%
Services:                           $  816,100      16.5%     $  289,900      8.4%             181.5%

Interest income                     $  112,500       2.3%     $   83,000      2.4%              35.5%

            NET REVENUES            $4,946,300                $  3,465,900                      42.7%

        There was an increase as a percentage of total net revenues of approximately 224.1% in “Other Products”, representing $168,400 in the third quarter of 1999, and $545,800 in the third quarter of 2000. This increase was primarily due to the increased usage of packages as described above.

        Workers’ compensation histories continued to decline as a percentage of net revenues as previously predicted. In third quarter, 1999 workers’ compensation reports, represented $230,900 or approximately 6.7% of total net revenues, as compared to $195,400 for the third quarter of 2000, or approximately 4.0% of total net revenues. The Company believes it will continue to decrease as a percentage of total net revenues.

        Service sales experienced approximately 181.5% revenue growth from $289,900 in the three-month period ended September 30, 1999, to $816,100 in the three-month period ended September 30, 2000. This increase is primarily attributable to growth of the customer base membership and corresponding setup fees, as well as their membership in the Avert Advantage and Avert Advantage On-line programs, and subscription fee model associated with the ADP partnership mentioned above. In connection with set up fees received, the Company is also obligated to pay a marketing fee to the referral sources, sales commissions, and incurs other incremental direct acquisition costs. The Company has performed an analysis of costs associated with its start up fees, and has confirmed that its incremental acquisition costs exceed the fees received. In previous periods, the Company recognized set-up fees when received. In response to SAB 101, the Company has adopted a policy of deferring set-up fees and incremental direct acquisition costs over the estimated life of the customer (generally three years). As incremental acquisition costs exceed the set-up fees received, incremental acquisition costs are only deferred to the extent of set-up fee income. Therefore, the change in policy had no effect on net income. This change in policy also did not have a material effect on prior or current revenues or expenses.

        Interest income increased approximately 35.5% in the third quarter 2000 over the third quarter 1999. The increase is a result of increased investments, to include marketable securities, as well as a loan made in 2000 to a firm called eScreen. This loan was made in the form of a one-year, convertible promissory note at an interest rate of 10%, with all principal and interest due at maturity in July 2001. eScreen is a start-up company that has a cutting edge drug-screening product that Avert wishes to pursue as a potential addition to its product line and/or some sort of business relationship with eScreen. The loan is secured by both company assets and a personal guaranty of its founder. The amount of interest recorded in the third quarter 2000 was approximately $19,700.

        Income before income taxes increased from $924,200 in third quarter 1999, to $1,170,200 in third quarter 2000 or approximately 26.7% of total net revenues in 1999, as compared to approximately 23.7% of total net revenues in 2000.

        Total expenses, when expressed as a percentage of total net revenues, increased from approximately 73.3% in the third three-month period of 1999, representing $2,541,700 to approximately 76.3% in the third three-month period of 2000, representing $3,776,100. There have been some minor reclassifications of expenses for simpler internal reporting from 1999 to 2000. A breakdown in expenses is as follows:

                                     Three Months Ended           Three Months Ended       Increase (Decrease)
                                     September 30, 2000           September 30, 1999          % of Revenues
                                  -------------------------     -----------------------    ------------------
                                  Expenses     % of Revenue     Expenses   % of Revenue      2000 over 1999
                                  --------     ------------     ---------  ------------      --------------

Search and product             $ 2,477,500         50.1%        $1,576,500     45.5%                4.6%
Marketing                          509,700         10.3            315,000      9.1                 1.2
General and administration         440,900          8.9            353,000     10.1                (1.2)
Software development               174,700          3.5            134,600      3.9                (0.4)
Depreciation and amortization      173,300          3.5            162,600      4.7                (1.2)
                               -----------        -----         ----------    -----              ------

            Expenses           $ 3,776,100         76.3%        $2,541,700     73.3%                3.0%
                               ===========         =====        ==========     =====             =======

        Search and product fees increased approximately 4.6% as a percentage of net revenues in the third quarter 2000 over the third quarter 1999. The Company was able to produce approximately 54.2% more actual reports in third quarter 2000 than the same quarter in 1999. This production was accomplished with approximately 30.4% increased full-time equivalents. In addition, product costs were substantially reduced for the largest product line - criminal history searches - from approximately 21.9% of total net revenues in the three-month period ended September 30, 1999, to approximately 18.4% of total net revenues in the comparable period of 2000.

        However, the product costs associated with providing motor vehicle records increased from approximately 7.9% of total net revenues in the quarter ended September 30, 1999, to approximately 10.8% of total net revenues in the same period in 2000. This increase was a result of change in the interpretation of the Federal Driver’s Privacy Protection Act (1994) regarding the sale of driving record information for resale. The major providers of driving records determined that no data would be provided to companies such as Avert until final certification requirements could be determined. Those certification requirements have since been defined and Avert aggressively pursued certification for itself in second quarter 2000, and continues to pursue certification for its customers on an on-going basis. There is a $50 fee per customer required to certify each of its customers desiring to order driving records through Avert. The ongoing pursuit of customer certification will continue to have some financial impact. In order to minimize impact to large volume customers, Avert agreed to absorb the cost of this certification fee. The majority of large customer certification fees were already absorbed in second quarter 2000. On an ongoing basis, the Company also agrees to absorb the fees for those customers already belonging to the Avert Advantage Online membership, both to reward current members, as well as to encourage increased membership.

        The final remaining impact to the Company is the increased data acquisition costs for acquiring the data itself from new data providers. A substantial focus has been created at Avert, as a result of this change in regulation, to obtain an increased number of direct, cost-effective vendors, increased automation, and price re-negotiations with several large customers, in order to begin improving the gross profit margin. Despite the erosion of profit margin to The Company, it believes that the revenue growth generated in this product in third quarter 2000 over third quarter 1999 illustrates the continued demand by its customers.

        There was an approximate 1.2% increase as a percentage of total net revenues in marketing expenses, in the third three- month period of 2000 as compared to the same period 1999. The majority of the increase was due to increased revenue pass-through payments as a result of strategic marketing arrangements being developed and implemented with other partners, such as ADP.

        General and Administrative expenses decreased approximately 1.2% as a percentage of total net revenues in the third three months ended September 30, 2000, representing approximately 8.9%, as compared to the third three months ended September 30, 1999 representing 10.1% of total net revenues. This decrease was primarily a result of relatively flat level of spending in this category, as well as a re-assessment of the allowance for doubtful accounts based on current accounts receivable.

        There was a slight decrease in software development and maintenance expenses expressed as a percentage of total net revenues to approximately 3.9% in third quarter 1999 to approximately 3.5% in the comparable period of 2000.

        There was a decrease in depreciation and amortization expenses when expressed as a percentage of total net revenues, from approximately 3.5% in the third three months of 2000, from approximately 4.7% in the comparable period of 1999. There have not been substantial capital purchases in this period of 2000, though revenues continue to increase.

        Income taxes for the combined federal and state statutory rate was approximately 39.3% in third quarter period of 1999 and 36.5% in same period of 2000. There was a decrease in the amount of estimates accrued for income taxes made in third quarter 2000. The result was net income of $743,100 or $.23 per basic share on 3,306,313 shares (weighted average shares) for the third three months ended September 30, 2000. This compares to net income of $561,200 or $.17 per basic share 3,320,715 shares (weighted average shares) for the second three months ended September 30, 1999. The result in terms of diluted earnings (weighted average shares plus common stock equivalents) was $.21 per diluted share on 3,630,404 for the three-month period ended September 30, 2000, as compared to $.16 per diluted share on 3,421,963 shares for the same three-month period ended September 30, 1999.

Comparison of nine months September 30, 2000 and September 30, 1999

        Net revenues increased from $8,935,300 in the nine-month period in 1999 to $13,073,800 for the comparable nine-month period in 2000 or approximately 46.3%. The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                                      Nine Months Ended        Nine Months Ended                Percent of
                                      September 30, 2000       September 30, 1999                Increase
                                     --------------------     -------------------               ----------
                                     Revenues     % total     Revenues       % total            (Decrease)
                                     --------    --------     --------      --------            ----------

Products:
  Workers compensation histories   $   620,200       4.7%     $  660,500        7.4%                (6.1)%
  Criminal history reports         $ 6,400,500      49 .0%    $5,074,200       56.8%                26.1%
  Reference Check reports/         $ 1,266,000       9.7%     $  930,900       10.4%                36.0%
     Credit reports
  Motor vehicle driving records    $ 1,429,600      10.9%     $1,039,700       11.6%                37.5%
  Other products                   $ 1,073,800       8.2%     $  439,800        4.9%               144.2%
Services:                          $ 2,175,600      16.6%     $  661,500        7.4%               228.9%

Interest income                    $   305,300       2.3%     $  232,300        2.6%                31.4%

            NET REVENUES           $13,073,800                $8,935,300                            46.3%

        The largest area of revenue growth was experienced in the “Services” category. The revenue in this category increased from $661,500, or approximately 7.4% of total net revenues in first nine months of 1999, to $2,175,600, or approximately 16.6% of total net revenues in the first nine months of 2000. As discussed above, the increase resulted primarily from increased membership in Avert Advantage and Avert Advantage On-line programs, along with the subscription fee model associated with the ADP partnership mentioned above.

        There was an approximate 144.2% revenue growth in the “Other Products” category, representing $1,073,800 in the nine month period ended September 30, 2000, as compared to $439,800 in the nine-month period ended September 30, 1999. An increase of approximately $624,600 in revenues was attributable to the increase in package orders.

        The largest single product line growth of approximately 37.5%, during the first nine months of 2000 over the first nine months of 1999, was motor vehicle driving records. It represented approximately 11.6% of total net revenues, or $1,039,700 in the first nine months of 1999, as compared to approximately 10.9% of total net revenues, or $1,429,600 in the first nine months of 2000. As mentioned earlier, this product has seen some regulation changes, but the Company is pleased with the revenue growth, despite those changes.

        The Reference Check/Credit reports category increased approximately 36.0% in the first nine months of 2000, as compared to the same period in 1999. In the period in 2000, it represents $1,266,000 in revenues, as compared to $930,900 in revenues in the period in 1999.

        The Criminal History product line experienced continued growth of approximately 26.1% in the nine-month period ended September 30, 2000 as compared to the nine-month period ended September 30, 1999. It has decreased as a percentage of total net revenues from approximately 56.8% in the first nine months of 1999, representing $5,074,200, to approximately 49.0% in the same period of 2000, representing $6,400,500.

        Workers’ compensation reports continued its downward trend, decreasing from $660,500 in revenues for the nine-month period ended September 30, 1999 to $620,200 in revenues for the nine-month period ended September 30, 2000. The regulation requirements of this product have made it less viable in the marketplace.

        Interest income increased approximately 31.4% in the first nine months of 2000 over the first nine months of 1999. The increase is a result of increased investments, to include marketable securities, as well as a loan made in 2000 to a firm called eScreen. This loan was made in the form of a one-year, convertible promissory note at an interest rate of 10%, with all principal and interest due at maturity in July 2001. eScreen is a start-up company that has a cutting edge drug-screening product that Avert wishes to pursue as a potential addition to its product line and/or some sort of business relationship with eScreen. The loan is secured by both company assets and a personal guaranty of its founder. The amount of interest recorded in the nine-month period in 2000 was approximately $19,700.

        Income before income taxes increased approximately $1,055,000,from $2,051,500 in the nine-month period ended September 30, 1999 to $3,106,500 in the nine-month period ended September 30, 2000 or approximately 51.4%. This represented approximately 23.0% of net revenues in the first nine months of 1999 compared to approximately 23.8% in the first nine months of 2000.

        Total expenses increased from $6,883,800 for the nine-month period ended September 30, 1999 to $9,967,300 for the comparable period in 2000. There have been some minor reclassifications of expenses for simpler internal reporting from 1999 to 2000. A breakdown in expenses is as follows:

                                        Nine Months Ended                    Nine Months Ended                Increase (Decrease)
                                        September 30, 2000                   September 30, 1999                  % of Revenues
                                     --------------------------            -------------------------          ------------------
                                     Expense       % of Revenue            Expense        % of Revenue          2000 over 1999
                                     -------       ------------            --------       ------------          --------------

Search and product               $ 6,272,600           48.0%           $ 4,074,200            45.5%                  2.5%
Marketing                          1,429,700           10.9                974,700            10.9                   0.0
General and administration         1,284,300            9.8              1,000,900            11.2                  (1.4)
Software development                 472,500            3.6                373,000             4.2                  (0.6)
Depreciation and amortization        508,200            3.9                461,000             5.2                  (1.3)
                                 -----------          ------           ------------          -----                 -----

            Expenses             $ 9,967,300           76.2%           $ 6,883,800            77.0%                 (0.8)%
                                 ===========          =====            ============          =====                 ======

        Total expenses decreased slightly as a percentage of total net revenues in the first nine-month period of 2000 as compared to the first nine-month period of 1999. All of the expense categories either remained flat or decreased slightly with the exception of search and product costs. Product costs associated with providing criminal histories, the largest revenue generating product line, were decreased by approximately 22.5%, in the first nine months of 2000 as compared to the first nine months of 1999. However, the area causing the increase as a percentage of total net revenues was the driving record product costs in the nine-month period ended September 30, 2000 as compared to the same period in 1999. As discussed above, due to increased regulation on this product, Avert has experienced an increase in certification and data acquisition costs.

        There were slight decreases as a percentage of total net revenues in general and administrative, software development, and depreciation and amortization expenses in the first nine-month period ended September 30, 2000 as compared to the same period in 1999.

        Income taxes for the combined federal and state statutory rate were approximately 39.3 % in the first nine months of 1999 and were approximately 37.8% in the first nine months of 2000. There was a decrease in the amount of estimates accrued for income taxes made in third quarter 2000. The net income of the first nine-month of 1999 represented $1,245,700 or $.38 per basic share on 3,322,247 shares (weighted average shares). This compares to net income of $1,932,000 or $.59 per basic share 3,299,005 shares (weighted average shares) for the first nine months ended September 30, 2000. The result in terms of diluted earnings (weighted average shares plus common stock equivalents) was $.37 per diluted share on 3,341,898 for the nine-month period ended September 30, 1999, as compared to $.53 per diluted share on 3,624,719 shares for the same nine-month period ended September 30, 2000.

Liquidity and Capital Resources

        The Company’s financial position at September 30, 2000 remained strong with working capital at that date of $10,103,000 compared to $8,495,000 at December 31,1999. Cash and cash equivalents and marketable securities at September 30, 2000 were $7,874,000 and increased slightly from $7,930,000 at December 31, 1999. As of September 30, 2000, there was a $1,000,000 notes receivable to eScreen as discussed earlier. Net cash provided from operations for the nine-month period ended September 30, 2000 was $632,000 and consisted primarily of net income of $1,932,000, a $865,000 increase in accounts receivable, and a $246,000 increase in accrued expenses. The Company had capital expenditures of $437,000 for the nine-month period ended September 30, 2000. The majority of the capital expenditures during the nine months ended September 30, 2000 was attributable to ongoing development of enhancements and upgrades to internal software programs used in servicing customers and upgrades of existing hardware expected to be implemented in late 2000 or early 2001. Net cash used in financing activities for the six-month period ended September 30, 2000 was $350,000 and consisted primarily of a cash dividend of $.18 per common share payable on March 24, 2000 to shareholders of record on March 15, 2000.

PART II - OTHER INFORMATION

ITEM 1. — Legal Proceedings

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

ITEM 6. — Exhibits and Reports on Form 8-K

         (a)    2nd Quarter and 6-Month 2000 Results

         (b)    Avert, Inc. Announced Release of Full-Service HR Site

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                             AVERT, INC.

DATE:         October 30, 2000                           BY: /s/ Dean A. Suposs
                                                                                    Dean A. Suposs, President

DATE:         October 30, 2000                           BY: /s/ Jamie M. Burgat
                                                                                    Jamie M. Burgat, Vice President of
                                                                                    Operations and Chief Financial Officer

