Form 10KSB
period 2000-12-31
AVERT INC
filed 2001-03-30
CIK 920909

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File Number 0-23952

AVERT, INC.
(Name of small business issuer in its charter)

                           COLORADO                                                                                                                                    84-1028716
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

Yes [X]  No [  ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form KSB. [  ]

        The issuer's revenues for the year ended December 31, 2000, were $17,895,000.

        The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 16, 2001, was $50,059,546.

        As of March 16, 2001, the issuer had outstanding 3,266,705 shares of Common Stock, No Par Value, its only class of common equity.

DOCUMENT INCORPORATED BY REFERENCE

        The following document is incorporated by reference into Part III of this Annual Report on Form 10-KSB: Definitive Proxy Statement for the issuer's 2001 Annual Meeting of Shareholders.

        Transitional Small Business Disclosure Format (Check one):

Yes [  ] No [X]

Part I

“The Company” or “Avert” is used in this report to refer to Avert, Inc. The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and its reports to shareholders. Item 1 contains forward-looking statements that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to Avert’s growth and business strategies, regulatory matters affecting Avert, other plans and objectives of Avert, management for future operations and activities, expansion and growth of Avert’s operations and other such matters. The words “believes,” “expects,” “plans,” “intends,” “strategy,” “considers” or “anticipates” and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading: “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” beginning on page 11.

Item 1. Description of Business

General

The Company was organized as a Colorado corporation in June 1986 under the name Hire Risk Services Corporation. In May 1987, the Company changed its name to Avert, Inc. Avert began as an information service bureau engaged primarily in the business of verifying job applicant background information for employers. Though the Company’s general business strategy has remained consistent throughout the years, there has been a concentrated focused on making technology its competitive advantage in the most recent years.

Avert has developed into an Internet-based company providing customizable, employment screening solutions to help companies match the right person with the right role. Avert does this by verification of job applicant background information and ongoing criminal and drug screening as well as assessment testing. The employee background reports are obtained through source document retrieval, public record database searches, Company databases, and a national network of couriers (engaged on an independent contractor basis) developed and managed by the Company since its incorporation. Partners and their network of clinics deliver the drug screening services. Assessment testing is provided online or in person via an assessment test from AdvantageIS (see “Acquisitions of Other Companies or Product Lines”). Background checking services currently provided by the Company consist of: criminal records, workers’ compensation histories, driving records, employment and personal reference checks, credit histories, social security number validations, name and address verification, education and credential verifications and employment application forms.

The Company believes that the demand for employment screening is increasing as employers realize the benefits of assuring a better quality hire and managing bad hire risk. The Company has approximately 14,000 customers located throughout the United States. The Company’s business strategy is to accelerate market presence throughout the United States.

Markets

Companies, large to small, follow the same fundamental human resource processes to recruit, screen, hire and manage/pay employees. In each one of these steps, customers can select from a variety of available software and services to meet their required level of sophistication and complexity. Avert focuses on meeting the screening needs of small companies and Avert partners with other solution providers to help them provide large companies with an integrated solution across all of these processes.

Employment screening is most effective when an employer is hiring for positions of trust. These types of positions include those with access to cash or sensitive intellectual property, positions that affect public or customer safety, or positions that are regulated by government oversight.

Industries or businesses with one or more of the following characteristics benefit most from employment screening:

•	High risk of liability for negligent hiring lawsuits relating to the action or inaction of employees;

•	Physically demanding jobs;

•	Regulated industries such as health care, transportation, etc.;

•	Industries such as information technology where there are tight labor markets that are forcing companies to hire from new or non-traditional sources;

•	Industries that demand a high degree of integration and employee information management;

•	Employees with access to goods and cash of employers;

•	High employee turnover; and

•	Desire for better quality employees, not only with respect to competence, but also integrity.

•	Industries in which one or more of these characteristics exist include: retail; hospitality; in-home service providers; property management; medical, including nursing homes, hospitals and in-home health care providers; city and county governments, including schools; manufacturing; and construction.

Customers

The Company has approximately 14,000 customers located throughout the United States. During 2000, sales were made in 50 states, the District of Columbia, US Virgin Islands, and Canada. Approximately 59% of total sales were made in 10 states (Colorado, Texas, California, Illinois, Missouri, Florida, South Dakota, Oregon, New York and Virginia), with Colorado sales representing approximately 15.4% of total sales, and Texas sales representing approximately 9.1% of total sales. The Company’s business strategy is to accelerate market presence throughout the United States. The single largest customer of Avert accounted for approximately 8.1% of total Avert sales during 2000.

Historically, the Company experiences a seasonal slow down in its business in the fourth quarter due to decreased hiring by retailers, starting in mid-November and continuing through the holiday season, and by industries affected by inclement weather.

Business Strategy

The Company’s management intends to exploit its technological capabilities to adapt to emerging customer needs by evolving existing products or services, developing and delivering new products and services, or integrating with partner products and services. Avert’s primary objective is to position the Company as one of the highest quality, most innovative employment screening providers in the United States. Ultimately, Avert seeks to use its Internet-based model to expand the complementary solutions of Internet staffing and recruiting, benefits administration and skills testing.

Development of New Product Revenue.As a general matter, many of Avert’s products and services have been developed and added to the Company’s product line as a result of requests or suggestions from existing or prospective customers. For this reason, the Company will continue to listen to its customers or prospective customers for new product and service ideas. The Company intends to develop new or additional revenue from: (1) re-packaging and customizing its existing products, such as packaged pricing and subscriptions for products and services; (2) development of new products, through new features, functions and improved delivery times; (3) acquisition of products or companies with complementary value to Avert’s existing products. Furthermore, the Company is seeking strategic relationships with partners and complementary service providers which can re-market Avert’s products and services as an add-on or integrated with their own products. See “Partnerships” below in this Item 1.

Extended Market Reach. Avert intends to continue expanding its brand messaging to the market through direct advertising and event participation as well as co-marketing programs with partners. See “Promotions and Brand Communication” below in this Item 1.

Extended Sales Reach. Avert intends to continue expanding its sales reach throughout the United States by aggressively pursuing new large, corporate accounts, as well as a broader reach across our traditional small to mid-size customer base. The company will do this by: (1) expanding the capabilities of the corporate accounts sales team engaged in face-to-face selling with prospective customers; (2) expanding the capacity of in-house tele-sales to existing customers and to prospective customers who have shown an interest in purchasing Avert’s products and services; (3) broadening co-selling partnerships with providers of human resource software and service products.

Long-term Customer Relationships. The Company is committed to providing quality products and services to its customers. Management believes that the Company’s emphasis on building long-term relationships with its customers has played a significant role in Avert’s success. Management further believes that these relationships are important not only to generate additional sales from existing customers but also for customer referrals. A large percentage of the Company’s sales have been generated by referrals from customers. The Company also intends to provide dedicated account management and customer service through its large account team and implementation teams for larger, new customers. Further, the Company intends to create a more strategic and integrated partner relationship with our larger customers by building customized interfaces and services that integrate Avert staffing support directly into the customer’s hiring process.

Quality Customer Service and Support. In order to offer customers quality service and support, Avert has developed and will continue to enhance a client service and support program which includes: (1) the availability of a customer service representative 12 hours a day Monday through Friday; (2) a specific large customer support team; (3) in-house training and phone monitoring of all customer service representatives on Avert products; (4) quality control checks for Avert products; and (5) minimum acceptable performance guidelines for employees. In addition, Avert realizes the importance of long-term employees to the success of its operations and, therefore, strives to provide a positive work environment and benefits package.

Technological Advantage. In 1999, Avert was recognized as one of the top 50 Web-based businesses by CIO Magazine. Avert intends to continue to champion new technology that can enhance the quality of service and ease of use for Avert customers. In addition, Avert intends to use the Internet to improve relationships among its vendors, customers and partners. Avert believes that efforts in the technological arena have allowed Avert to aggressively pursue suitable marketing partnerships and streamline our internal processes to become more responsive to evolving customer needs and to provide customized solutions across a variety of customers.

Competition

The employment screening industry has traditionally been highly fragmented. Recently there have been consolidations between niche service providers and larger applicant management solution providers. The Company continues to face both direct and indirect competition for its products and services. In addition, many companies still perform employee screening in-house.

Direct Competition. Employment screening encompasses three major product areas including background checking, drug screening and assessment testing. There are a large number of companies engaged in the sale of one or more of the employment screening products sold by the Company. A significant number of these competitors are small companies operating on a local or regional basis; while some are large companies operating on a national scale.

Background Checking. To the Company’s knowledge, the background checking portion of the businesses of its larger direct competitors is currently a small portion of their overall operations. Unlike many of its direct competitors, the Company serves as a broker for only two of its products, credit link reports and motor vehicle driving reports, and obtains the data for the remainder of its products from the source. The Company believes that this helps to maintain a competitive advantage in regards to price, quality and delivery time. The Company also believes that it has a competitive advantage over many of its competitors because of the wide variety of products that it can offer to customers and because of it’s Internet electronic commerce capabilities. Many of the Company’s competitors, however, have substantially greater financial and personnel resources than the Company. In addition, it is possible that one or more of the Company’s larger direct competitors could expand their background checking product line in the future.

Drug Screening. The Company plans to introduce laboratory drug screening in May 2001. We anticipate that the product will be provided by a third party. The Company believes that it will have a competitive advantage because the third party providing the product has developed an Internet solution for order and delivery that is compatible with Avert’s e-commerce capabilities and allows customers to order drug testing as part of a whole employment screening solution. The Company will face competition from national laboratory testing companies and from local and regional occupation health clinics. Many of the Company’s competitors have substantially greater financial and personnel resources than the company and have significant expertise and experience in the drug testing field. In addition, it is possible that one or more of the national drug testing providers could expand into the background screening product and/or assessment testing product line in the future.

Assessment Testing. The largest director competitors in assessment testing primarly provide testing and application selection management. To the Company’s knowledge, none of the direct competitors are able to provide a fully intergrated employment screening solution. With the acquisition of Advantage IS, the company will be able to offer both applicant mangement and assessment testing along with the company other product lines to provide a complete solution. Many of the Company’s competitors, however, have more established reputations than Advantage IS and substantially greater financial and personnel resources than the Company. In addition, it is possible that one or more of the larger direct competitors could expand their product lines to encompass background checking and/or drug screening.

Indirect Competition. The Company faces indirect competition from a number of companies engaged in, among others, skills testing, aptitude and attitude testing, handwriting analysis and on-the-job trial employment (employee leasing). These procedures are complementary to Avert’s employment screening services and are sometimes used as alternatives to Avert’s services. Most of these competitors operate on a national scale and have substantially greater financial and personnel resources than the Company. In addition, it is possible that one or more of these competitors could expand their product lines in the future to include a full suite of employment screening services.

Products and Services

What Customers Buy from Avert: Avert currently offers the following employment screening products and services:

Criminal Histories—Searches selected geographical areas for the presence of a criminal record. This background information is available statewide from 41 states including District of Columbia and from all 3,139 counties in the United States on a county-by-county basis or from federal district courts. The remaining nine states do not have an accessible statewide depository for this type of information. This information is retrieved by Avert through its network courier system, computer access directly into the states and certain counties or, in some instances, by facsimile, mail, and telephone. In January 2000, Avert added Felony Plus+ to this product line. FelonyPlus+ reports provide any and all felony and misdemeanor information on felony crimes as well as any misdemeanor information that might be available at the same court. In February 2000, Wants and Warrants was added to the criminal history product line. This product provides information on extraditable warrants on a nationwide basis and advises where the applicant is wanted. It is the only Avert product that is nationwide in its scope. In October 2000, MetroSearch was added to the product line. MetroSearch allows customers to search an entire metro area (35 currently available) for felony and misdemeanor information.

Workers’ Compensation Histories—Used to confirm on-the-job injuries in compliance with the Americans with Disabilities Act of 1990 (referred to herein as the “ADA”). Avert has been collecting and storing workers’ compensation data since the Company’s inception. The Company currently has approximately 3.7 million workers’ compensation records in its database, and believes that it was the first information service bureau to compile this type of data on a nationwide basis and offer this background service to employers. Avert can currently provide workers’ compensation information from 35 states, District of Columbia, and Puerto Rico, through the use of its database and couriers. Such information from the remaining 15 states is not currently available because of state law prohibiting the release of the information, refusal by the states to release the information or inadequate state record retrieval systems.

Credential Reference Check/Education Reference Check—Confirms date of attendance, degrees earned, or association credentials. This background information is obtained by Avert personnel directly from the educational institutions or associations through the use of telephone, fax or mail.

Employment Reference Check/Personal Reference Check—Provides a standard reference check confirming dates of employment, salary, duties and title information, with the ability to add custom questions in order to meet specific customer needs. The product gives employers a wide range of reference choices. Avert personnel also obtain this background information by telephone, fax or mail directly from previous employers or personal references.

First Check—Confirms that the applicant is using a valid social security number.

Motor Vehicle Driving Reports—Confirms driving records. This background information is retrieved by Avert through two nonaffiliated third parties and is available from 50 states, all Canadian provinces, US Virgin Islands and Puerto Rico. This same information could be obtained directly by the Company from the source or from other nonaffiliated third parties. These reports and the credit reports discussed below are the only two products for which Avert serves as a broker.

Credit Link—Confirms certain credit information. This background information is a special form of a common “credit report” designed for employment purposes only. The report complies with current provisions of the Fair Credit Reporting Act, as amended (“FCRA”). See “Government Regulation” below in this Item 1. Avert serves as a broker for this information for all three of the major credit bureaus (Equifax, Experian and TransUnion) and retrieves the information from these credit bureaus through software purchased by Avert from a nonaffiliated third party. Avert customers may order any combination of the three credit bureaus. Avert offers an Instant Credit Link, which is a Credit Link described above, available instantly, through TransUnion and Experian.

Name Link—Reports use of a social security number. This product or service identifies names and addresses associated with a social security number. This information is obtained from TransUnion and Experian credit bureaus.

Employment Application Forms—These employment forms have been developed by Avert and, in Avert’s judgment, if used properly by employers, comply with current provisions of the ADA and Title VII requirements. The forms contain a universal release form for those states which require an applicant’s signature and include the required IRS Form W-4 and the Department of Justice Employment Eligibility Verification (I-9). The forms also include an affirmative action questionnaire and a conditional job offer form. All forms have been updated to ensure compliance with the revised Fair Credit Reporting Act requirements. The application portion of the form sets forth the questions in a manner which, together with company policy, will permit an employer to conduct a background search.

Instant Address Link—Through its links with TransUnion and Experian credit bureaus the Company offers an address locator service that identifies any reported addresses (up to 20) for an applicant, based on social security number usage. Customers can match the findings of the report with information provided by the applicant. Additionally, Instant Address Link “builds” a ready to go order for criminal records searches that match the addresses identified. Customers can order the criminal records online with only a click of the mouse.

Adverse Action--As a result of changes to the FCRA in 1997 and 1998, employers are required to notify applicants of any information obtained from a consumer reporting agency that may adversely affect the applicants employment potential with the employer. Further, the applicant must be informed of his/her rights and be provided a copy of the findings. Avert expects to provide this Adverse Action service on a fee per applicant basis.

Assessment Testing—Avert began offering KeyPoint Assessments through a partnership with AdvantageIS in November 2000. KeyPoint Assessments provide instant analysis of an applicant’s strengths and weaknesses in relation to specific job openings and offers interview/coaching questions tailored to the applicant’s responses.

Drug Screening— In May 2001, Avert plans on introducing drug screening. Avert is an authorized representative of eScreen, a nationwide provider of Internet enabled laboratory collection drug screening.

As an additional service for OrderXpert users Avert will confirm the validity of the social security number of each subject of a background check, if the customer provides the Company with the number. If the social security number is valid, Avert will provide the customer with the state name and year of issuance. There is no additional charge for this service.

How Customers Buy from Avert:
In addition to purchasing the foregoing products and services on an individual basis, Avert also offers the following subscription programs:

Avert Advantage Online Program: As members of this program, small employers have access to certified human resource professionals who can provide insights and advice on regulatory compliance and risk management services developed for many of the largest employers in American business. These tools in the hiring process are intended to reduce risk and improve the probability of hiring and retaining safe, honest and competent employees. In addition to this online consulting, Advantage Online members have access to human resources forms and documents, policies and procedures reviewed by experienced employment law attorneys, unlimited free First Checks ™ to pre-screen illegal applicants, and free unlimited use of Instant Address Link ™ to identify all recorded places of residence. Advantage Online customers also receive a 15% discount on all Avert products. The Company has approximately 1600 customer members in this program.

ADP Subscription Model: Avert began its rollout of products and services during the third quarter of 1999 with Automatic Data Processing (see “Partnerships” below in this Item 1). The focus of this partnership agreement is for ADP’s Emerging Business Services division and its Major Accounts division to actively market two new Avert packages directly to their customers utilizing a monthly subscription-pricing scheme. Members of the ADP subscription model pay a flat monthly subscription rate based on their number of employees, turnover rates and product package. This format uses online services to provide ADP’s customers with a cost-effective way to help screen employees and reduce their hiring risk.

Promotions and Brand Communications

The Company’s brand communication and promotional efforts will be based in two separate but integrated areas: direct Avert communications and event participation and indirect (or partner-based) communications and event participation. Other than general public relations, Avert’s direct communications will be targeted on small employers with selected industry-specific focus. This communication will focus on current human resource issues and we will deliver this through newsletters to our current base of customers as well as through associations of small businesses to prospective customers.

Avert’s indirect, or partner-based communications will be focused on larger prospective customers. We expect to establish and execute against co-marketing plans that emphasize the combined value proposition of our partner’s and Avert’s solution. The emphasis will be to educate and motivate partner sales organizations to raise awareness for employment screening and to point customers to Avert for all their employment screening needs. Avert will participate in partner user-groups, seminars and tradeshow opportunities to jointly message our combined service offering. Advertising via print or Web-based media will be done selectively and to promote major events or product launches.

Avert also seeks to expand the reach of its brand communications through a network of third parties and influencers in the hiring and human resource field. These influencers include trade organizations, human resource professional associations, industry analysts and human resource consultants.

Avert’s marketing and sales efforts are tightly integrated. All of the leads generated by these marketing activities are tracked and referred to new customer tele-sales representatives for follow-up and, if appropriate, passed to the corporate account sales team to open large customer accounts. Avert employs 18 employees at the Company’s headquarters in Fort Collins, Colorado, who are involved in marketing and tele-sales activities.

Partnerships

Partnership initiatives were realized as the Company signed partnerships or joint marketing agreements with a diverse group of companies who provide human resource software and/or services. Avert recognizes that today’s employers value the idea of a one-stop resource to which they can look to fulfill many of their human resource needs. The Company wholly embraces partners who are leaders in applying Internet technologies to human resource and risk management applications. In general, partners introduce Avert to their customer base and encourage the use of Avert products and services through customized, easy-to-use Internet connections. Avert and partners share revenues (in varying percentages) from the partner customer base.

Avert’s primary partner relationship is with Automatic Data Processing (ADP). The first agreement within this relationship calls for Avert services to be offered electronically to ADP customers through ADP’s Emerging Business Services division, (“EBS”) which consists of employers of 1 to 99 employees nationwide. The second agreement calls for Avert services to be offered nationwide to ADP customers in the Major Accounts division (“MAJORS”) consisting of employers of 100 to 999 employees. See “Management’s Discussion and Analysis or Plan of Operations” in Item 6 below for discussion of associated revenues from this partnership.

Avert has an active Partnership Program and is working with a collection of prospective and active partner relationships. These relationships include applicant management providers, Human Resource Management System (HRMS) Providers, drug screening providers and complementary business solution providers. The indirect sales channel includes resellers who value-add to and private-label Avert products. Currently there are approximately 1000 resellers.

Acquisitions of Other Companies and/or Product Lines

The Company may consider the acquisition of other companies, assets and/or product lines that either complement or expand Avert’s existing business. The Company has entered into a letter of intent to acquire AdvantageIS. This transaction is expected to close in March or April,2001. AdvantageIS provides employee and applicant assessment services to help employers determine the appropriate fit between a person’s skill set and personality and the job requirements of the position to be filled. Avert began offering the AdvantageIS KeyPoint Assessment in November of 2000. This acquisition is consistent with Avert’s effort to expand revenue sources described above.

Target companies for additional acquisitions are regional or state background checking companies or companies with complementary products such as drug testing, skills testing or safety and security products. The Company may use cash or stock or a combination of stock and cash to effect any such acquisitions. The Company has had, and may continue to have, discussions from time-to-time with potential acquisition candidates, but no acquisition has been made nor is any currently considered probable. No assurance can be given that the Company will be successful in these efforts, if pursued.

Operations

General. The Company’s products and services are designed to support the hiring process by helping verify job applicant information for employers and consist of retrieval of public records, internal database searches, technology aided searches through the use of the Company’s in-house computer system, and both automated and manual retrieval of public records by Avert’s network courier system. Avert customers may request and receive records through a private Avert network, a secured, membership-only Internet connection, or by telephone, mail and facsimile. Over 80% of Avert’s business is conducted over the Internet. This network is available 24 hours per day, seven days a week. Avert customizes its Internet service for larger customers on both a for-fee and free service basis (based on factors such as contract length, order volumes, scope of enhancement). Avert does not sell or license software to its customers.

The price to Avert’s customers of the reports prepared by the Company vary in price from $0 to $135 per report depending upon the type and location of background check requested by the customer. The reports may be viewed on screen or printed in either Avert’s or the customer’s offices. The reports remain in a computer file in Avert’s host computer system for two years and are available to the customer at no additional cost during that period. New Avert customers are required to pay a set up fee to open an account and to sign a Consumer Report User Agreement (“User Agreement”). If an existing account is inactive for 12 consecutive months, the account may be put on inactive status.

The Company’s computer systems are Oracle based, with the databases running on two Mid-range Digital Equipment Corporation Alpha processors with dual CPUs, 1 Gigabyte of RAM and 120 gigabytes of storage, configured to operate in a scalable and fault tolerant environment. The Oracle Application Server supports our WEB interface and is hosted on dual XION processors for load balancing, data management, and rapid backup and recovery. Security is managed by Checkpoint Firewall One hosted on a Sun Workstation. The company also runs a multiple RAID array set to maintain customer data in a secure, recoverable environment.

It is the Company’s belief that the investments made in the new computer system, implemented in April 1998, have made it possible to extend our market by leveraging our fundamental competencies in process management, technology, and order/delivery systems (see examples below). There continues to be a concentrated focus on processing improvements to enable more profitable growth. The Company believes the new software and upgrade of its existing software allows the Company to: (1) manage its higher volume with a lower cost per transaction; (2) introduce new products and services at a much quicker pace; (3) directly integrate the Company’s information technology systems with strategic partners, suppliers and large customers; and (4) maintain the Company’s competitive position by providing highly customizable ordering and pricing models for customers with single or many hiring locations across North America.

The Company’s network courier system consists primarily of persons and small companies variously located throughout the United States. The couriers are engaged as independent contractors by written agreements which provide for payment of a fee on a per document, per day or monthly basis. The number of couriers in each state depends on the size of the state, population density, number of counties within the state and the organization of the court systems within the state. The Company utilizes an online vendor management system to aid in managing its courier network. This allows Avert to more accurately track the performance of its vendors while improving the expediting process, resulting in the ability to monitor production cycle time and any possible backlogs. Avert’s vendor payment process allows Avert to pay its couriers only for what was returned in a timely and accurate manner through a detailed Summary of Charges to each vendor on a monthly basis instead of relying on vendor invoices. Direct vendor costs in 2000, on criminal histories were reduced by approximately 10.1%, and workers compensation reports remained constant. During the vendor project, the Company identified a primary vendor with whom it has developed a data interface. This increase in automation has resulted in quicker court record searches and decreased internal personnel costs. This vendor performs approximately 30% of county criminal histories provided to Avert’s customers. The Company believes that if this vendor were lost, a replacement vendor could be implemented so as to ensure very minimal delays in the retrieval of records and a minimal increase in internal personnel costs. No assurance can be given that Avert will not be affected more materially.

Employees

As of March 16, 2001, the Company employed a total of 100 employees, of which 89 are full-time employees and 11 are part-time employees. Of these 100 employees, 17 full-time employees and one part-time employee are involved in sales and marketing, eight full-time employees and three part-time employees are involved in finance and administration, 12 full-time employees are involved in programming/information systems, and 31 full-time employees and four part-time employees are involved in information retrieval/order processing, 18 full-time employees and one part-time employee are involved in data processing/customer service, and three full time employees and two part-time employees are involved in research and development. None of the Company’s employees is represented by labor unions or is subject to collective bargaining arrangements. Avert considers its relations with its employees to be good.

Government Regulation

The products and services that the company provides are governed in whole or in part by the Fair Credit Reporting Act (“FCRA”), The Federal Driver Privacy Protection Act (“DPPA”), Title VII of the Civil Rights Act of 1964, Title I of the Civil Rights Act of 1991 and the Americans with Disabilities Act (“ADA”).

The Company is a “consumer reporting agency” within the meaning of that term as used in, and therefore is subject to, the provisions of the FCRA and is regulated by the Federal Trade Commission (“FTC”) under the Federal Trade Commission Act. Under the provisions of the FCRA, a consumer reporting agency may furnish a “consumer report” to a customer (other than a consumer or in response to a court order), only if such agency has reason to believe that, among other matters, the customer intends to use the information for a permissible purpose, including in connection with a credit transaction involving the consumer on whom the information is to be furnished or the review or collection of an account of the consumer or the customer otherwise has a legitimate need for the information in connection with a business transaction concerning the consumer. The background checking reports of Avert are consumer reports for purposes of the FCRA. In addition, certain Avert consumer reports are “investigative consumer reports” within the meaning of that term under the FCRA. The FCRA also prohibits disclosure of obsolete information concerning a consumer. Obsolete information generally means information which is more than seven years old. The Consumer Reporting Employment Clarification Act of 1998 (“CRECA”) amended the FCRA, among other things, to extend the definition of obsolete information for criminal convictions. Criminal convictions may be reported for an indefinite number of years.

The FCRA requires a consumer reporting agency to maintain reasonable procedures designed to ensure that the proscriptions on the use of obsolete information are not violated, and that the information contained in a consumer credit report is used for a proper purpose. In addition, a consumer reporting agency must follow reasonable procedures to assure maximum accuracy of the information concerning the consumer about whom the report relates. See section “Legal Considerations” below in this Item 1. The FCRA also requires a consumer reporting agency, upon request from a consumer, to disclose all information about that consumer in a consumer report, together with the source and the recipients of the information. In some cases, this information must be delivered to the consumer at no cost, and, in others, the agency may charge a reasonable fee. Avert historically has not charged such a fee.

The Consumer Credit Reporting Reform Act (“CCRRA”) of 1996 amended the FCRA and added new requirements on consumer reporting agencies providing consumer reports for employment purposes, and persons who regularly furnish information to the consumer reporting agency. The requirements include: providing customers with a notification of their responsibilities under the FCRA; obtaining certifications from customers that they are performing certain specific actions as required by the FCRA, providing the subject of the report with a free copy of the report if adverse action is taken by an employer based on information in the consumer report, and providing a copy of a Summary of Your Rights under the Fair Credit Reporting Act with each consumer report. The CCRRA also prohibits a person from procuring a consumer report, or causing a consumer report to be procured, on a consumer for employment purposes unless: (a) a clear and conspicuous written disclosure has been made to the consumer before the report is procured or caused to be procured, in a document that consists solely of the disclosure, that a consumer report may be obtained for employment purposes; and (b) the consumer has authorized in writing the procurement of the report by that person.

The CCRRA also placed new requirements on the resale of consumer reports. A consumer reporting agency providing consumer reports to a reseller must now obtain the identity of the end user of the information for each report. In addition, the consumer reporting agency must receive certifications from resellers that their customers are performing the same specific actions as are required of the consumer reporting agency’s direct customers, and ensure that reports are being resold only for permissible purposes. This applies mostly to the persons who procure the report for resale.

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

The FCRA further provides that if the consumer requests disclosure of the information, the consumer reporting agency must make such disclosure in writing not later than five days after the date on which the request for disclosure was received. A consumer reporting agency may not be held liable for any violation of the FCRA provisions relating to investigative consumer reports if that agency shows by preponderance of the evidence that at the time of the violation such agency maintained reasonable procedures to assure compliance with those provisions. Of the Company’s current products, education/credential confirmations and personal and employment reference checks are investigative consumer reports for purposes of the FCRA.

The FCRA provides for civil liability sanctions against a consumer reporting agency by a consumer for willful or negligent noncompliance with the FCRA and criminal sanctions against officers and directors thereof who knowingly and willfully disclose information in a report to a person not authorized to receive the information.

The driving record reports that the company provides are subject to the provisions of the DPPA (Driver’s Privacy Protection Act, 8 U.S.C.,2721,et seq). The DPPA regulates the disclosure and use of certain information obtained from motor vehicle records and restricts to whom and for what purpose the information can be disclosed. The DPPA further restricts how the recipients of information can use or re-disclose this information.

Under the provisions of the DPPA (18 USCS 2701 et seq) Avert must keep for a period of five years a record of the disclosure that identifies each person or entity that receives the information and the permitted purposes for which the information was used and must make available such records to the motor vehicle department upon request.

The DPPA provides for criminal and civil liability sanctions against a company or person for willful or negligent noncompliance with the DPPA.

Title VII and Title I does not apply directly to the business conducted by the company but does apply to the use of products provided by the company. Title VII of the Civil Right Act of 1964 (as amended in 1972) prohibits unfair discrimination in all terms and conditions of employment based on race, color, religion, sex or national origin. Subsequent legislation as added age and disability to this list. Title I further affirms the principles of Title VII but further requires demonstration of job-relatedness and business necessity of assessment tests or procedures that cause adverse impact. A further provision of Title I relates to the use of group-based score adjustments to maintain a representative work force. The Act prohibits race norming or within-group norming as means to avoid adverse impact.

In 1978, the EEOC and three other federal agencies, the Office of Personnel Management, the Departments of Labor and Justice, jointly issued the Uniform Guideline on Employee Selection Procedures. The Guidelines incorporate a set of principles governing the use of employee selection procedures. They provide a framework for employers and other organizations for determining the proper use of tests and other selections procedures. Avert Keypoint Assesments are considered test or selections procedures under the Guidelines.

The Guidelines are legally binding and apply to all employers employing 15 or more employees. In reviewing the test or selection procedures under Title VII the Guidelines technical standard applies for job relatedness of the tests. Federal and state agencies, including the EEOC, apply the Guidelines when enforcing Title VII, Title I and related laws.

The ADA makes it unlawful to discriminate in employment against a qualified individual with a disability. The ADA does not directly apply to businesses conducted by consumer reporting companies such as the Company. It does, however, apply to employers with 15 or more employees and prohibits such employers from making inquiries of a prospective employee as to medical and injury inquiries, job-related or not, until after a conditional job offer has been made. This means, among other matters, that inquiries by employer as to prior workers’ compensations claims and injuries cannot be made until after a conditional job offer has be made. In respect the proposed drug screening product the company intends to offer, current illegal drug users, and alcoholics who can not safely perform their jobs are not protected by the ADA but those who have be rehabilited, who are participating in a supervised rehabilitation program and are not currently using drugs, or who are erroneously regarded as engaging in the use of illegal drugs are protected.

The United States Department of Transportation has regulations that require drug testing of employees in safety sensitive positions and drug awareness education for supervisors and employees. The product the Company intends to offer will meet the standard established by the Department of Transportation.

State laws also impact the Company’s business and, to the best of the Company’s knowledge, at least 45 states have enacted laws specifically dealing with drug testing. In addition, there are a number of states which have laws similar to the FCRA or DPPA, and some states which have human rights laws more strict than the ADA, Title VII, or Title I. In addition, to the Company’s knowledge at least ten states require companies engaged in the type of business conducted by the Company to be licensed in order to conduct business within those states. See discussion below. A large number of states also regulate the type of information which can be made available to the public and/or impose conditions to the release of the information. For example, some state laws prohibit access to certain types of information, such as workers’ compensation histories or criminal histories, while others restrict access without a signed release from the subject of the report. In addition, many privacy and consumer advocates and federal regulators have become increasingly concerned with the use of personal information, particularly credit reports. Attempts have been made and will continue to be made by these groups to adopt new or additional federal and state legislation to regulate the use of personal information. Federal and/or state laws relating to consumer reporting agencies and/or access and use of personal information, in particular, and privacy and civil rights, in general, amended or enacted in the future could materially adversely impact Avert’s operations.

To the Company’s knowledge, at least 10 states of the 50 states in which the Company sold its products and services during 2000 require consumer reporting agencies, such as the Company, to obtain a license to conduct business within those states. The Company has obtained the necessary licenses in five of those states, and is in the process of obtaining licenses in the remaining five states. In addition, Avert presently is reviewing the laws of three other states to determine if licensing is required. The Company also contacts each state on an annual basis to determine if licensing is required. Though requirements can change, the Company believes that the remaining 37 states do not have a licensing requirement for the Company. Although the Company believes that it will be able to obtain licenses in other states if necessary, the inability to do so could have an adverse impact on the Company’s operations. Operation of an unlicensed business is a misdemeanor under the laws of many states generally punishable by fines and/or imprisonment and could be grounds for denial of a license, if required.

Legal Considerations

Under general legal concepts and, in some instances, by specific state and federal statute, the Company could be held liable to customers and/or to the subjects of background checking reports prepared by the Company for inaccurate information or misuse of the information. The FCRA and DPPA contains civil liability provisions for willful and negligent noncompliance with its requirements. The FCRA further provides in effect that, except for liability for willful or negligent noncompliance with the FCRA and false information furnished with malice or willful intent to injure a consumer, neither a consumer reporting agency, any user of information nor any person who furnishes information to a consumer reporting agency will be liable to the consumer for defamation, invasion of privacy or negligence based on information disclosed to such consumer under the provisions of the FCRA.

The Company has developed and implemented internal policies designed to help ensure that background information retrieved by it concerning a consumer is accurate and that it otherwise complies with the provisions of the FCRA and DPPA. In addition, each customer of Avert is required to sign a User Agreement, wherein such customer agrees, among other matters, to accept responsibility for using information provided by Avert in accordance with the provisions of the FCRA, the ADA, and all other applicable federal and state laws and regulations including federal and state equal opportunity laws and regulations. Customers requesting motor vehicle reports are required to sign an additional agreement certifying the permissible purpose before being permitted to obtain these records.

Avert also has internal checks in place regarding access and release of such information. Additionally, Avert requires that all employees sign a written acknowledgment covering the proper procedures for handling confidential information.

Avert maintains errors and omissions insurance covering claims by its customers or by the subjects of its reports for alleged inaccurate or misuse of information. The insurance provides coverage of up to $1,000,000 per claim ($2,000,000 aggregate) and has a deductible of $10,000 per occurrence. To date, Avert has been named as a co-defendant or defendant in only four lawsuits alleging violations of the FCRA, three of which the courts have dismissed and one which non-binding arbitration found no fault on the part of Avert. Avert is not currently involved in any cases alleging violations of the FCRA or DPPA. See “Legal Proceedings” in Item 3 below.

Item 2. Description of Property

The Company owns and is sole occupant of an approximate 14,600 square foot office building, located in downtown Fort Collins, Colorado. The building, located on a 29,400 square-foot parcel of land, was constructed by the Company in March 1996, at a total cost of approximately $1.2 million. The land and construction costs were paid entirely from internal funds of the Company. No portion of the proceeds of the Company’s initial public offering was used for these purposes. A 6,000 square foot addition to the building is planned to be completed by approximately Fall 2001. The estimated construction cost is approximately $600,000 with an additional $100,000 for furniture, and is estimated to accommodate up to approximately 50-60 additional personnel.

The Company has entered into a three-year lease for approximately 3,300 square foot office space located in Pensacola, Florida. The annual rental rate is $25,000, and approximately $25,000 is estimated for leaseholder improvements. The office space can accommodate up to approximately 30 people, and will be used for operations of the assessment testing company which the Company plans to acquire in 2001.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders None.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Avert is including the following cautionary statement to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, Avert. The factors identified in this cautionary statement are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Avert. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, Avert cautions that, while it believes such assumptions or bases to be reasonable and makes them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, Avert, or its management, expresses an expectation or belief as to the future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Taking into account the foregoing, the following are identified as important risk factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Avert:

Government Regulation on the Use of Personal Information Could Adversely Impact Avert’s Financial Condition and Operations. Avert is a “consumer reporting agency” within the meaning of the term as used in the FCRA and, therefore, must comply with the various consumer credit disclosure requirements of the FCRA. Willful or negligent noncompliance would result in civil liability to the subjects of reports. Also, the ADA contains pre-employment inquiry and confidentiality restrictions designed to prevent discrimination against individuals with disabilities in the hiring process. Although the ADA does not directly regulate Avert’s business, Avert’s customers use of certain information to them is regulated, both in respect to the type of information and the timing of its use. State laws also impact the Company’s business. There are a number of states that have laws similar to the FCRA, and some states that have human rights laws more strict than the ADA. In addition, to Avert’s knowledge, at least ten states require companies engaged in the type of business to be licensed in order to conduct business within those states.

Avert’s Inability to Obtain Any Necessary Licenses From States Could Have an Adverse Impact on Avert’s Financial Condition and Operations. To Avert’s knowledge, at least ten states of the 50 states in which Avert sold its products and services during 2000 require consumer reporting agencies, such as Avert, to obtain a license to conduct business within those states. Avert has obtained the necessary licenses in five of those states, and is in the process of obtaining licenses in the remaining five states. In addition, Avert presently is reviewing the laws of three other states to determine if licensing is required. Avert conducts periodic reviews of state licensing requirements. Though requirements can change, Avert believes that the remaining 37 states do not have a licensing requirement for Avert. The inability to obtain any necessary licenses from other states could have an adverse impact on Avert’s operations. Operation of an unlicensed business is a misdemeanor under the laws of many states generally punishable by fines and/or imprisonment and could be grounds for denial of a license, if required.

Liability for Inaccurate Information or Misuse of Information Could Adversely Impact Avert’s Financial Condition and Operations.Under general legal concepts and, in some instances, by specific state and federal statute, Avert could be held liable to customers and/or to the subjects of Avert prepared background checking reports for inaccurate information or misuse of the information. Avert maintains internal policies designed to help ensure that background information it retrieves is accurate and that it otherwise complies with the provisions of the FCRA. In addition, Avert maintains errors and omissions liability insurance to cover claims by customers or the subjects of reports. The insurance provides for up to $1 million per claim coverage ($2 million aggregate) and has a deductible of $10,000 per occurrence. To date, the Company has been named as a co-defendant in four lawsuits alleging violations of the FCRA. Three of these lawsuits were dismissed by the court. The other lawsuit entered non-binding arbitration and the arbitrator denied all claims as to the plaintiff (Avert). No assurance can be given that claims made against Avert in the future can be successfully defended. Uninsured losses from claims could adversely impact the operations and financial condition of Avert.

The Loss of Avert's President Could Have a Detrimental Effect on Avert. Avert's success continues to be dependent upon the efforts of its key personnel, particularly Dean A. Suposs, its President. The loss of Mr. Suposs' services could have a detrimental effect.

Competition in the Industry Could Have a Material Adverse Impact on Avert’s Financial Condition and Operations. Avert faces both direct and indirect competition for its products and services. Direct competitors are other background checking, drug screening and assessment testing companies. Indirect competitors are companies engaged in, among others, skills testing, aptitude and attitude testing, handwriting analysis, and on-the-job trial employment (employee leasing). Avert believes that there are a large number of direct competitors. A significant number of these competitors are small companies operating on a local or regional basis, while some are large companies operating on a national scale. Avert also believes that there are a number of indirect competitors, with most of them operating on a national basis. Many of Avert’s competitors have financial and personnel resources substantially greater than those of Avert. As more companies enter the market, and if larger, direct competitors place more emphasis on the employment background segment of their operations and/or indirect competitors expand their businesses to include background checking products and services, the competition within the industry could become more intense. Accordingly, no assurance can be given that Avert will be able to continue to compete favorably in this industry.

Loss of Significant Customer Would Adversely Impact Avert’s Financial Condition and Operations. During 2000, a single customer accounted for approximately 8.1% of Avert’s total sales.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded on the NASDAQ National Market under the symbol AVRT and began trading on December 7, 1994. The following table sets forth the high and low sales prices of the Common Stock for the periods indicated as reported by the NASDAQ National Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                                                  High                            Low
            2000:
                     First quarter ............................................                 31                        12.125
                     Second quarter ........................................          32.125                        16.375
                     Third quarter ..........................................             25.00                         17.50
                     Fourth quarter .........................................          19.938                         10.75

There were approximately 180 holders of record (approximately 1,700 beneficial holders) of the Company’s Common Stock on March 9, 2001.

On February 15, 2001, Avert declared a special cash dividend of $0.30 per common share payable on March 30, 2001 to shareholders of record on March 9, 2001. The Company paid a $0.18 per common share cash dividend on March 24, 2000, a $0.12 per common share cash dividend on March 24, 1999, and a $0.10 per common share cash dividend on March 23, 1998. Avert has not paid any other cash dividends since the year ended December 31, 1993. Avert generally intends to retain its earnings to support the operations and growth of its businesses. Any other future cash dividends would depend on future earnings, capital requirements, Avert’s financial condition and other factors the Board of Directors deems relevant.

The following subparagraph sets forth information concerning equity securities sold during 2000 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

        (a) During May 2000, options to purchase a total of 1,000 shares of Avert’s Common Stock were automatically granted under the Avert, Inc. Non-Employee Directors Stock Option Plan to Stephen D. Joyce, one of Avert’s directors. The exercise price for the 1,000 shares underlying the options granted to Mr. Joyce is $19.86 per share for a total exercise price under these options of $19,860. The options have a five-year term and vest one year after the date of the grant.

        (b) During May 2000, options to purchase a total of 1,000 shares of Avert’s Common Stock were automatically granted under the Avert, Inc. Non-Employee Directors Stock Option Plan to Stephen Fienhold, one of Avert’s directors. The exercise price for the 1,000 shares underlying the options granted to Mr. Fienhold is $19.86 per share for a total exercise price under these options of $19,860. The options have a five-year term and vest one year after the date of the grant.

        (c) During May 2000, options to purchase a total of 1,000 shares of Avert’s Common Stock were automatically granted under the Avert, Inc. Non-Employee Directors Stock Option Plan to D. Michael Vaughan, one of Avert’s directors. The exercise price for the 1,000 shares underlying the options granted to Mr. Joyce is $19.86 per share for a total exercise price under these options of $19,860. The options have a five-year term and vest one year after the date of the grant.

No underwriters were involved in these transactions, and no sales commissions, fees, or similar compensation were paid to any person in connection with the grant of the options. Avert believes that the grant of the options and the continuing offer of the shares underlying the options was and is exempt from the registration requirements of Section 5 of the Securities Act by virtue of Section 4(2) thereof, as transactions not involving any public offering. More specifically, the optionees are directors and an employee of Avert and are able to fend for himself with access to information upon which an investment decision can be made.

Item 6. Management’s Discussion and Analysis or Plan of Operation

This Item 6 contains forward-looking statements that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements relating to growth in sales, liquidity, Avert expectations regarding new software and software upgrades and related funding, impact of inflation on operations and other such matters. The words “expected,” “believes,” “expects” or “estimates” and similar expressions identify forward-looking statements. The Company does not undertake to update, revise or correct any of the forward-looking information. Readers are cautioned that such forward-looking statements should be read in conjunction with the Company’s disclosures under the heading: “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” beginning on page 11.

Results of Operations Comparison of years ended December 31, 2000 and December 31, 1999

Net revenues increased to $17,895,400 in 2000 from $12,608,400 in 1999 ,or approximately 41.9%. This increase was primarily due to the following factors:

1)	Addition of customers to Avert's customer base

2)	Increased membership in Avert program and subscription models

3)	Increased reference checking and motor vehicle volume

4)	Continued use of Avert's criminal history products

5)	Increased usage of package orders

The breakdown of net revenues and other miscellaneous income items, is as follows:

                                                  Year Ended                   Year Ended
                                              December 31, 2000             December 31, 1999
                                           -----------------------        ---------------------
                                                          % of                           % of          Percent of
                                           Revenues      Revenues         Revenues      Revenues   Increase/(Decrease)
                                           --------      --------         --------      --------    -------------------
Products:

   Workers' compensation
                  histories ...........   $    769,100        4.3%      $    844,500         6.7%        (8.9%)
   Criminal history reports ...........   $  8,687,600       48.6%      $  7,072,600        56.1%        22.8%
   Reference Checking/credit
                  reports .............   $  1,698,600        9.5%      $  1,316,000        10.4%        29.1%
   Motor vehicle driving records ......   $  1,886,300       10.5%      $  1,433,100        11.4%        31.6%
   Other products/services: ...........   $  4,643,100       25.9%      $  1,710,500        13.6%       171.4%
         Education/Credential
                      verification
         Social security number
                      check
         Name Link
         Packages
         Employment application
                      forms
         Service sales
            Other income ..............   $     (4,300)       0.0%      $     58,400          .4%     (59,000)%

Discounts .............................   $   (238,500)      (1.3)%     $   (162,000)       (1.3)%       47.2%

Interest income .......................   $    453,500        2.5%      $    335,300         2.7%        35.3%
                                            ----------      -----         ----------       -----

Net Revenues ..........................   $ 17,895,400      100%        $ 12,608,400         100%        41.9%

Management considers 2000 a year in which Avert continued its trend of strong growth by demonstrating a 42% increase in revenue. Avert’s focus on offering customizable subscription services resulted in its ability to increase recurring and outsourcing revenue. In 2000 the Company expanded its product line, continued growth of new customers and increased involvement through memberships and packages, and expanded sales through partner channels. Discussion of the above items and other relevant information regarding Avert’s financial performance in 2000 follow:

1)	Addition of customers to Avert's customer base
There were a total of 5,324 new customers added in 2000 as compared to 5,585 new customers added in 1999. The ADP partnership was responsible for approximately 2,035 new customers in 2000 as compared to 1,928 new customers in 1999. Though there was a slight decrease in the number of new customers overall, comparing 2000 to 1999, there is reason to believe that customers added in 2000 appeared to be more qualified as evidenced by the per-customer statistics that follow. There was an increase in dollars spent per customer from approximately $1,240 in 2000 as compared to $1,036 in 1999. This represents an approximate 19.7% increase. In addition, the actual number of customers actually utilizing the service increased to approximately 14,000 in 2000 from 11,800 in 1999, or an approximate 18.6% increase. See description of ADP partnership in “Products and Services/ How Customers Buy from Avert” above.

2)	Increased membership in Avert program and subscription models
The Company’s distribution arrangement with ADP (see “Products and Services/ How Customers Buy from Avert” above) in which Avert services are sold to ADP customers, generated subscription revenues of approximately $1,781,700 in 2000, as compared to $207,200 in 1999, representing an approximate 760% increase. Of those revenues in 2000, approximately $1,021,500 was generated from the EBS (employers with 1-99 employees) portion of the partnership, and approximately $760,200 resulted from the MAJORS (employers with 100-999 employees) portion of the partnership. The ADP partnership continues to be developed, and the Company believes it to be one that could create substantial revenues in the upcoming year as well.

In addition, the revenues generated from both Avert Advantage and Avert Advantage Online programs and subscriptions accounted for approximately $607,800 in 2000 as compared to approximately $479,500 in 1999, or an approximate 26.8% increase. As the customer base continues to grow, the membership and associated revenues will increase as well.

3)	Increased reference checking and motor vehicle volume
Reference checking continues to be an area of human resources that is commonly outsourced, and one that has seen an approximate 33.7% increase in revenue growth when comparing 2000 to 1999. Revenues generated in this product group grew to approximately $948,700 in 2000 from approximately $709,500 in 1999. There was an increase in the actual number of reference checks produced of approximately 61.6% in 2000 over 1999. This product is included in packages often attractive to large corporate accounts.

Revenues generated from motor vehicle records increased approximately 31.6% comparing 2000 to 1999, representing approximately $1,886,300 in 2000 and $1,433,100 in revenues in 1999. There were approximately 293,300motor vehicle records produced in 2000 as compared to 208,800 produced in 1999.

4)	Continued use of Avert's criminal history products
The criminal history product line continued to represent the largest revenue producing product, and accounted for approximately $8,687,600 or 48.5% of total net revenues in 2000, as compared to approximately $7,072,600 or 56.1% of total net revenues in 1999. The number of criminal history records actually processed increased to approximately 698,200 in 2000 from approximately 459,400 in 1999, representing a 52% increase. The Company believes there will be continued use of the product line of its existing customers, as well as its new customers. The Company continues to focus on obtaining quick and accurate data.

5)	Increased usage of package orders
This method of ordering allows customers to consistently order a pre-determined group of products at a flat-rate price, with a simplified order entry screen. These revenues are included in the “Other Products/Services” section in the table above. There has been increased usage of packaged orders, resulting in revenues generated in 2000 of approximately $1,076,700 as compared to approximately $57,300 generated in 1999. This represents an approximate 1780% increase.

Net revenues from workers’ compensation histories continued to decrease as a percentage of total net revenues, representing approximately 4.3% of total net revenues in 2000 or $769,100 as compared to 6.7% of total net revenues in 1999 or $844,500. Sales of workers’ compensation histories are expected to continue to decline in total net revenues due to regulation and more stringent requirements for release of workers’ compensation data, making it a less viable product for quick hiring decisions by employers.

Revenues generated from the credit report product line increased to approximately $749,900 from 2000 and approximately $606,600 in 1999, or a 23.6% increase. This is a highly automated and quick turn-around product, enabling an employer to move quickly to the next stages of the pre-employment process.

Revenues associated with “Other Products and Services” increased approximately 171.4% when comparing 2000 revenues of $4,643,100 to 1999 revenues of $1,710,501. Of the products included this category, the Package product (discussed above in #5) contributed the largest amount of revenue. Name Link, a product linking names, addresses and social security numbers, increased slightly and represented approximately $230,000 in 2000 revenues and approximately $210,900 in 1999 revenues. Another product in this category, Instant Address Link increased to approximately $180,600 in 2000 from $105,700 in 1999. Through its links with TransUnion credit bureau, the Company offers an address locator service that identifies reported addresses for an applicant, based on social security number usage. Customers can match the findings of the report with information provided by the applicant. Additionally, Instant Address Link “builds” a ready to go order for criminal records searches that match the addresses identified. Customers can order the criminal records online with just a click of the mouse.

Service sales, (the Services portion of the Other Products and Services”, which are not itemized in the chart above, increased to approximately $3,029,300 in 2000 from approximately $1,175,100 in 1999, representing an approximate 157.8% growth. The program membership and subscription revenues, which are a part of this category already discussed previously, accounted for the majority of revenue in this category. Beginning in 2001, the program and subscription revenues will be re-categorized into the product revenue area, as opposed to the service revenue area.

Start up fees, included in service sales, increased approximately 47.8% in 2000, as compared to 1999. Start up fees paid when new customers initially become clients of Avert accounted for approximately $429,100 in revenues in 2000 as compared to $290,400 in revenues in 1999. There is a direct correlation to the increase in the number of new customers to the increase in start up fee revenues. In connection with set up fees received, the Company is also obligated to pay a marketing fee to the referral sources, sales commissions, and incurs other incremental direct acquisition costs. The Company has performed an analysis of costs associated with its start up fees, and has confirmed that its incremental acquisition costs exceed the fees received. In previous periods, the Company recognized set up fees when received. In response to SAB 101, the Company has adopted a policy of deferring set up fees and incremental direct acquisition costs over the estimated life of the customer (generally three years). As incremental acquisition costs exceed the set up fees received, incremental acquisition costs are only deferred to the extent of set up fee income. Therefore, the change in policy had no effect on net income. This change in policy also did not have a material effect on prior or current revenues or expenses. In 2000, there were new set up fee categories for fees charged for authorization to order driving records and credit reports as required by new regulations.

Service sales also include miscellaneous research, special service fees, and order entry fees charged to clients.

Interest income increased approximately 35.3% in 2000, to $453,500 from 1999 revenues of $335,300. The increase is a result of increased investments, to include marketable securities, as well as a $1,000,000 loan made in 2000 to a firm called eScreen. This loan was made in the form of a one-year, convertible promissory note at an interest rate of 10%, with all principal and interest due at maturity in July 2001. eScreen is a start-up company that has a cutting edge drug-screening product that Avert wishes to pursue as a potential addition to its product line and/or a business relationship with eScreen. The loan is collateralized by both company assets and a personal guaranty of its founder. Even though eScreen is a start-up company with losses from operations, and is currently seeking capital, management believes eScreen’s business plan is achievable, and that the $1,000,00 loan will be paid when due. The amount of interest recorded in 2000 for this loan was approximately $44,900.

Total expenses increased slightly as a percentage of total net revenues. There have been some minor reclassifications of expenses for simpler internal reporting. A breakdown of expenses is as follows:

                                      Year Ended                Year Ended
                                    December 31, 2000        December 31, 1999
                                 ----------------------    --------------------     Increase
                                                                                   (Decrease)
                                                % of                    % of      % of Revenue
                                   Expenses    Revenue     Expenses    Revenue   2000 over 1999
                                   --------    -------     --------    -------   --------------

Search and product ..........   $ 8,577,100     47.9%   $ 5,699,400     45.2%       2.7%
Marketing ...................     1,951,400     10.9%     1,367,200     10.8%        .1%
General and administrative ..    1,770,700      9.9%      1,318,700     10.5%      (0.6)%
Software development and
   maintenance ..............       634,600      3.6%       527,700      4.2%      (0.6)%
Depreciation and
         amortization .......       681,300      3.8%       623,700      4.9%      (1.1)%
                                -----------     ----    -----------     ----       ----
   Expenses .................   $13,615,100     76.1%   $ 9,536,700     75.6%      (0.5)%

Search and Product fees increased approximately 2.7% as a percentage of total net revenues in 2000 over 1999. The Company was able to produce approximately 58.6% more actual reports in 2000 than 1999. This production was accomplished with approximately 22.2% increased full-time equivalents in the operations area. In addition, product costs were substantially reduced for the largest product line – criminal history searches – to approximately 18.6% of total net revenues in 2000 from approximately 21.9% of total net revenues in 1999.

However, the product costs associated with providing motor vehicle records increased to approximately 8.8% of total net revenues in 2000 as compared to approximately 7.1% of total net revenues in 1999. This increase was a result of change in the interpretation of the Federal Driver’s Privacy Protection Act (1994) regarding the sale of driving record information for resale. The major providers of driving records determined that no data would be provided to companies such as Avert until final certification requirements could be determined. Those certification requirements have been since defined and Avert aggressively pursued certification for itself in second quarter 2000, and pursues certification for its customers on an ongoing basis. There is a $50 fee per customer required to certify each of its customers desiring to order driving records through Avert. The initial and ongoing pursuit of customer certification has substantial financial impact to Avert. In order to minimize impact to large volume customers, Avert agreed to absorb the cost of this certification fee. On an ongoing basis, the Company will also agree to absorb the fees for those customers already belonging to the Avert Advantage Online membership, both to reward current members, as well as to encourage increased membership.

The final remaining impact to the Company for the changes in the processing of driving records, was the increased data acquisition costs for acquiring the data itself from new data providers. A substantial focus has been created at Avert, as a result of this change in regulation, to obtain an increased number of direct, cost-effective vendors, increased automation, and price re-negotiations with several large customers, in order to improve the gross profit margin. Despite the erosion of profit margin of the driving record product line to Avert, it believes that the revenue growth generated and the approximate 40% increase in the number of driving record reports produced in 2000 over 1999 illustrates the continued demand by its customers.

The other item that impacted the search and product expense area is the increase of package costs to approximately 2.9% of total net revenues in 2000 from approximately .3% of total net revenues in 1999. There was substantially more usage of the package ordering method by large corporate accounts.

Marketing expenses, as a percentage of total net revenues, remained relatively flat, representing approximately 10.9% in 2000 and approximately 10.8% in 1999. The Company maintained consistent expenditures in certain lead generation activities such as yellow pages advertising and broadcast fax as it transitions its marketing activities to Web-based lead generation programs and distribution partnerships. Examples of Web-based lead generation activities include Web site links with other human resource providers, banner advertisements, listings on Internet portals, email messages sponsored by human resource publications, and additional information services on our own Web site. There was a decrease in personnel costs as a percentage of total revenues, with the addition of only 1.2 full-time equivalents in the department in 2000 over 1999. As more revenues are generated through the ADP partnership, there will be an increased marketing expense in the way of revenue pass-through payments to distribution partnerships, as well as any other distribution partnerships that may be developed and implemented.

The General and Administrative expense category decreased slightly when expressed as a percentage of total net revenues to approximately 9.9% in 2000 and approximately 10.5% in 1999.

There was a decrease in software development and maintenance expenses expressed as a percentage of total net revenues to approximately 3.6% in 2000 and approximately 4.2% in 1999. Though there were small increases in licensing fees and consulting, there was decrease in personnel costs as a result of some being capitalized in various software development projects. See “Liquidity and Capital Resources” below in this Item. The Company continues to focus on making technology its strategic advantage in its relationships with customers, partners and suppliers.

There was a decrease in depreciation and amortization expenses when expressed as a percentage of total net revenues, to approximately 3.8% in 2000, compared to approximately 4.9% in 1999.

Income before income taxes increased approximately 39.3% when comparing $4,280,300 in 2000 to $3,071,700 in 1999. This represented approximately 23.9% of total net revenues in 2000 as compared to approximately 24.4% in 1999.

The combined federal and state income tax rate for 2000 and 1999 was 37.8% and 38.2% respectively, resulting in net income of approximately $2,661,400 ($.81 per share on 3,299,400 weighted average shares) in 2000 and $1,898,300 ($0.57 per share on 3,313,700 weighted average shares) in 1999. Diluted earnings per share (weighted average shares plus common stock equivalents) was $.74 per diluted share on 3,610,400 shares in 2000 and $.55 per diluted share on 3,421,600 shares in 1999.

Liquidity and Capital Resources

Avert’s financial position at December 31, 2000, remained strong with working capital at that date of approximately $10,102,000 compared to approximately $8,495,000 at December 31, 1999. Cash and cash equivalents at December 31, 1999, were approximately $1,569,000, and $666,000 at December 31, 2000. Net cash provided from operations for the year ended December 31, 2000, was approximately $1,471,000, and consisted primarily of net income of $2,661,000, a $958,000 increase in trading investments, a $264,000 net increase in accrued expenses, a $723,000 increase in accounts receivable, and a depreciation expense of $681,000. Net cash provided from operations for the year ended December 31, 1999, was approximately $2,282,000, and consisted primarily of net income of $1,898,000, a $355,000 increase in trading investments, a $594,000 increase in accounts receivable, a $361,000 net increase in accrued expenses, and a depreciation expense of $624,000. Avert had capital expenditures of approximately $256,000 for the year ended December 31, 1999, as compared to approximately $287,000 for 2000. The majority of the capital expenditures during 2000 were attributable to ongoing development of enhancements and upgrades to internal software programs used in servicing customers and upgrades of existing hardware. Implementation dates for software in development as of December 31, 2000 will be throughout 2001. In addition, there was the $1,000,000 purchase of a note receivable from eScreen in 2000 mentioned above in discussion regarding interest income. During 1999, Avert used cash in financing activities of $548,000 to purchase 62,000 of its Common shares outstanding, and to pay a $419,000 dividend. During 2000, Avert used cash in financing activities of $772,000 to purchase 65,100 of its Common shares outstanding, and to pay a $595,000 dividend. Avert has declared a dividend of approximately $1,000,000 in 2001.

Inflation

The Company believes that the results of its operations are not dependent upon or affected by inflation.

Item 7. Financial Statements

Financial Statements are filed as a part of this report at the end of Part III hereof beginning at page F-1, Index to Consolidated Financial Statements, and are incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

The information required by Part III is omitted from this report because the Company will file a definitive Proxy Statement for the Company’s 2000 Annual Meeting of Shareholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this Form 10-KSB. Certain information included in the aforementioned definitive Proxy Statement is incorporated herein by reference.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 10. Executive Compensation

The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 12. Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K

(a)  Exhibits.

3.1	Articles of Incorporation, as amended, of the Registrant. (2)
3.2	Bylaws, as amended, of the Registration. (2)
4.1	Excerpt from Articles of Incorporation of the Registrant Regarding Common Stock and Preferred Stock. (2)
10.1	Form of Consumer Report User Agreement between Registration and customer of Registrant For changes in FCRA dated September, 1997. (8)
10.1.1	Revised form of Consumer Report User Agreement-Employment between Registrant and customer of Registrant. (9)
10.1.2	Revised form of Consumer Report User Agreement between Registrant and customer of Registrant for changes in available programs, billing options, etc. for customers beginning approximately September, 1999. (9)
10.1.3	Revised form of Consumer Report User Agreement between Registrant and customer of Registrant for changes necessary for use on the Avert web site. (9)
10.1.4	Revised form of Consumer Report User Agreement between Registrant and ADP EBS customers beginning approximately June, 1999. (9)
10.1.5	Revised Form of Consumer Report User Agreement between Registrant and ADP MAJORS customers beginning approximately July, 1999. (9)
10.1.6	Consumer Report User Addendum between Registrant and customer of Registrant for selection of payment methods. (9)
10.1.7	Revised form of Consumer Report User Addendum between Registrant and customer of Registrant to be used for Staffing Related Firms. (9)
10.1.8	Revised form of Consumer Report User Addendum between Registrant and customer of Registrant to be used for Security Related Firms. (9)
10.2	Revised form of Consumer Report User Agreement-Non Employment between Registrant and customer of Registrant. (7)
10.3	Employment Agreement dated as of January 1, 1994, between the Registrant and Dean A. Suposs. (2)
10.3.1	Employment Agreement Renewal dated January 5, 1999, between the Registrant and Dean A. Suposs. (9)
10.4	Employer Report Subscriber Agreement, dated March 29, 1991, between the Registrant and TRW, Inc. (1)
10.4.1	Reseller Service Agreement, dated September 25, 1997, between the Registrant and TRW, Inc. (2)
10.4.2	Experian (formerly TRW, Inc.) Reseller Certification of Compliance dated May 4, 1998. (8)
10.5	Credit Bureau Service Agreement, dated March 30, 1992, between the Registrant And TransUnion. (1)
10.5.1	TransUnion Amendment to Service Agreement dated May 5, 1998. (8)
10.5.2	TransUnion Amendment to Service Agreement dated December 30, 1999.(9)
10.6	Amended and Restated 1994 Stock Incentive Plan. (3)

10.7	Non-Employee Directors' Stock Option Plan. (2)
10.7.1	Amended Non-Employee Directors' Stock Option Plan
10.8	Letter Agreements, Dated March 24, 1995, with Ace Hardware Corporation and Loss Prevention Services relating to sales of the Registrant's Products. (4)
10.9	Amended and Restated 1994 Stock Incentive Plan and Incentive Stock Option Agreement between Leonard Koch and the Registrant. (6)
10.9.1	Amended and Restated 1994 Stock Incentive Plan and Incentive Stock Option Agreement between Dean A. Suposs and the Registrant dated January 1, 2000. (9)
10.10	Amended and Restated 1994 Stock Incentive Plan Incentive Stock Option (9) Agreement, dated June 10, 1996, between Jerry Thurber and the Registrant. (6)
10.10.1	Amended and Restated 1994 Stock Incentive Plan Incentive Stock Option Agreement dated December 16, 1999, between Registrant and Jerry Thurber. (9)
10.11	Amended and Restated 1994 Stock Incentive Plan Incentive Stock Option Agreement, dated July 1, 1996, between Jamie Burgat and the Registrant. (6)
10.12	Restrac/Avert Avertnet Reseller Agreement dated January 4, 1999 between Registrant and Registrant. (8)
10.13	Distribution Partnership Agreement dated December 13, 1998 between Registrant and Heidrick and Struggles. (9)
10.14	Distribution Partnership Term Sheet between Registrant and Careermag.com dated June 8, 1999. (9)
10.15	Distribution and Marketing Rights Agreement between Registrant and AtYourBusiness.com Dated September 15, 1999. (9)
10.16	Agreement for Electronic Payments between Registrant and First State Bank of Fort Collins dated June 7, 1999. (9)
10.17	Profit Sharing Plan for 1999. (9)
10.18	e-Partner Marketing Agreement between Registrant and ADP Emerging Business Services Division dated June, 2000.
10.19	Pilot Agreement between Registrant and Advantage Assessment, Inc. dated August 22, 2000.
10.20	Marketing Agreement between Registrant and eScreen, Inc. dated November 9, 2000.
10.20.1	Convertible Promissory Note between Registrant and eScreen, Inc., dated July 20, 2000.
10.20.2	Personal Guaranty between Registrant and Dr. Murray Lappe, dated July 20, 2000.
10.20.3	Note Purchase Agreement between Registrant and eScreen, Inc., dated July 20, 2000.
10.21	Distribution Partnership Agreement between Registrant and Businesssolver.com/Holmes Murphy dated 2000.
10.22	MVR Reseller Agreement between Registrant and Choicepoint dated May 25, 2000.
10.23	Agreement between Registrant and Due Diligence dated January 1, 2000.
10.24	Alliance Agreement between Registrant and eBenefits dated July 1, 2000.
10.25	Distribution Agreement Term Sheet between Registrant and Link2Consult dated March, 2000.
10.26	Association Partnership Agreement between Registrant and Plumbing, Heating, Cooling Contracors Association dated March, 2000.
10.27	Linking Agreement between Registrant and Employers Insurance of Employers Insurance of Wausau dated June 1, 2000.
23.1	Consent of Hein + Associates LLP

____________________________
(1)	Filed as an Exhibit to the initial Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on March 21, 1994.
(2)	Filed as an Exhibit to Amendment No. 1 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on April 26, 1994.
(3)	Filed as an Exhibit to Amendment No. 2 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on May 24, 1994.
(4)	Filed as an Exhibit to Post-Effective Amendment No. 1 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on May 4, 1995.
(5)	Filed as an Exhibit to Form 10-KSB for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 9, 1996.
(6)	Filed as an Exhibit to Post-Effective Amendment No. 2 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on October 23, 1996.
(7)	Filed as an Exhibit to Form 10-KSB for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998.

(8)	Filed as an Exhibit to Form 10-KSB for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 23, 1999.
(9)	Filed as an Exhibit to Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 27, 2000.

b)   Reports on Form 8-K.

       The following current reports on Form 8-K were filed during the calendar quarter ended December 31, 2000:

1)	Form 8-K, dated October 18, 2000, regarding press release announcing that Avert, Inc. announced 3rd quarter and nine-month financial results.
2)	Form 8-K, dated November 17, 2000, regarding press release announcing the $1,000,000 investment in eScreen.
3)	Form 8-K, dated December 7, 2000, regarding press release announcing that Avert, Inc. authorized $1,000,000 to purchase its shares in the open marketplace.
4)	Form 8-K, dated December 20, 2000, regarding press release announcing that Avert, Inc. agreed to acquire Advantage Assessment, Inc

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                       AVERT, INC.

Date: March 29, 2001                                                                                    By: /s/   Dean A. Suposs
                                                                                                                                 Dean A. Suposs, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 29, 2001.

                            Signature                                                                        Title

/s/ Dean A. Suposs                                                                                   Chairman of the Board; and President
     Dean A. Suposs
    (Principal Executive Officer)

/s/ Jamie M. Burgat                                                                                   Vice President of Operations; Treasurer;
     Jamie M. Burgat                                                                                   and Assistant Secretary
    (Principal Financial and Accounting Officer)

/s/ Stephen C. Fienhold                                                                             Director
     Stephen C. Fienhold

/s/ Stephen D. Joyce                                                                                 Secretary; and Director
     Stephen D. Joyce

INDEPENDENT AUDITOR’S REPORT

Board of Directors
Avert, Inc.
Fort Collins, Colorado

We have audited the accompanying balance sheet of Avert, Inc. as of December 31, 2000, and the related statements of income, shareholders’ equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avert, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

/s/ HEIN + ASSOCIATES LLP

Denver, Colorado
January 26, 2001

AVERT, INC.

BALANCE SHEET
DECEMBER 31, 2000

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ...................................   $   666,000
     Marketable securities .......................................     7,319,000
     Accounts receivable, net of allowance of $113,000 ...........     2,287,000
     Note receivable (Note 2) ....................................     1,000,000
     Income taxes receivable .....................................       115,000
     Deferred income taxes .......................................       125,000
     Prepaid assets and other ....................................        80,000
                                                                     -----------
              Total current assets ...............................    11,592,000

PROPERTY AND EQUIPMENT, net ......................................     2,361,000

                                                                         625,000
                                                                     -----------
Other Assets

TOTAL ASSETS .....................................................   $14,578,000
                                                                     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable ............................................   $   655,000
     Accrued expenses ............................................       645,000
     Deferred income .............................................       190,000
                                                                     -----------
              Total current liabilities ..........................     1,490,000

DEFERRED INCOME TAXES ............................................       376,000

COMMITMENTS AND CONTINGENCIES (NOTE 4)

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value, authorized 1,000,000 shares;
     none outstanding Common stock, no par value, authorized
     9,000,000 shares; 3,245,000 shares issued and outstanding ...     3,618,000
     Retained earnings ...........................................     9,094,000
                                                                     -----------
              Total shareholders' equity .........................    12,712,000
                                                                     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................   $14,578,000
                                                                     ===========
See accompanying notes to these financial statements.

AVERT, INC.

STATEMENTS OF INCOME

                                                         FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                         -------------------
                                                         2000           1999
                                                         ----           ----
NET REVENUES:
        Search and product fees ................   $ 17,446,000    $ 12,215,000
        Interest and other income ..............        449,000         393,000
                                                   ------------    ------------
                                                     17,895,000      12,608,000

EXPENSES:
        Search and product costs ...............      8,577,000       5,699,000
        Marketing ..............................      1,951,000       1,367,000
        General and administrative .............      1,771,000       1,319,000
        Software development and maintenance ...        634,000         528,000
        Depreciation ...........................        681,000         624,000
                                                   ------------    ------------
                                                     13,614,000       9,537,000
                                                   ------------    ------------

INCOME BEFORE INCOME TAXES .....................      4,281,000       3,071,000

        Income tax expense .....................     (1,620,000)     (1,173,000)
                                                   ------------    ------------

NET INCOME .....................................   $  2,661,000    $  1,898,000
                                                   ============    ============

NET INCOME PER COMMON SHARE:
        Basic ..................................   $       0.81    $        .57
                                                   ============    ============
        Diluted ................................   $       0.74    $        .55
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
        Basic ..................................      3,299,000       3,314,000
                                                   ============    ============
        Diluted ................................      3,610,000       3,422,000
                                                   ============    ============
See accompanying notes to these financial statements.

AVERT, INC.

STATEMENT OF SHAREHOLDERS' EQUITY
FROM JANUARY 1, 1999 THROUGH DECEMBER 31, 2000

                                                    COMMON STOCK                            TOTAL
                                             ----------------------         RETAINED     SHAREHOLDERS'
                                             SHARES          AMOUNT         EARNINGS        EQUITY
                                             ------          ------         --------     ------------

BALANCES, January 1, 1999 ..........      3,323,000    $  4,462,000    $  5,549,000    $ 10,011,000

       Dividend paid ...............           --              --          (419,000)       (419,000)
       Shares purchased ............          2,000          10,000            --            10,000
       Shares repurchased ..........        (62,000)       (548,000)           --          (548,000)
       Net income ..................           --              --         1,898,000       1,898,000
                                       ------------    ------------    ------------    ------------

BALANCES, December 31, 1999 ........      3,263,000       3,924,000       7,028,000      10,952,000

       Dividend paid ...............           --              --          (595,000)       (595,000)
       Shares purchased ............         47,000         245,000            --           245,000
       Shares repurchased ..........        (65,000)       (772,000)           --          (772,000)
       Income tax benefit from stock
         options exercised .........           --           221,000            --           221,000
       Net income ..................           --              --         2,661,000       2,661,000
                                       ------------    ------------    ------------    ------------

BALANCES, December 31, 2000 ........      3,245,000    $  3,618,000    $  9,094,000    $ 12,712,000
                                       ============    ============    ============    ============
See accompanying notes to these financial statements.

AVERT, INC.

STATEMENTS OF CASH FLOWS

                                                                           FOR THE YEARS ENDED
                                                                               DECEMBER 31,
                                                                           -------------------
                                                                           2000           1999
                                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income ................................................   $ 2,661,000    $ 1,898,000
        Adjustments to reconcile net income to net cash
            provided by operating activities:
                Depreciation ......................................       681,000        624,000
                Bad debt expense ..................................        38,000         53,000
                Deferred income taxes .............................       (89,000)      (107,000)
                Tax benefit from stock options exercised ..........       221,000           --
                Loss (gain) on sale of asset ......................         7,000          4,000
                Changes in operating assets and liabilities:
                      (Increase) decrease in:
                          Marketable securities ...................      (958,000)      (355,000)
                          Accounts receivable .....................      (723,000)      (594,000)
                          Income taxes receivable .................      (115,000)          --
                          Prepaid expenses and other current assets        18,000         44,000
                          Other long-term assets ..................      (624,000)          --
                      Increase (decrease) in:
                          Accounts payable ........................       155,000        204,000
                          Accrued expenses ........................       264,000        361,000
                          Income taxes payable ....................      (150,000)       150,000
                          Deferred income .........................        85,000           --
                                                                      -----------    -----------
            Net cash provided by operating activities .............     1,471,000      2,282,000

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property and equipment ........................      (256,000)      (289,000)
        Proceeds from sale of property and equipment ..............         4,000          2,000
        Purchase of note receivable ...............................    (1,000,000)          --
                                                                      -----------    -----------
            Net cash used in investing activities .................    (1,252,000)      (287,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Purchase of shares outstanding ............................      (772,000)      (548,000)
        Proceeds from exercise of warrants and options ............       245,000         10,000
        Dividends declared ........................................      (595,000)      (419,000)
                                                                      -----------    -----------
            Net cash used in financing activities .................    (1,122,000)      (957,000)
                                                                      -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................      (903,000)     1,038,000

CASH AND CASH EQUIVALENTS, beginning of year ......................     1,569,000        531,000
                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS, end of year ............................   $   666,000    $ 1,569,000
                                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
        Income taxes paid .........................................   $ 1,595,000    $   994,000
                                                                      ===========    ===========
See accompanying notes to these financial statements.

AVERT, INC.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Nature of Operations - Avert, Inc. (the “Company”) was incorporated in Colorado in 1986 to develop the use of databases to accumulate and provide information for sale relating to an individual’s workers’ compensation claims, criminal history, driving record, credit rating, education, and previous employment. The Company provides this service to a diverse group of customers throughout the United States.

Cash and Cash Equivalents - For purposes of the statement of cash flows, all highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents.

Marketable Securities - Marketable securities consist of government backed debt securities which mature within one year or less. The securities are classified as trading securities and are stated at market, which approximates cost at December 31, 2000.

Concentration of Credit Risk and Significant Customers - Concentrations of credit risk consist primarily of cash equivalents, short-term investments, accounts receivable with the Company’s various customers and note receivable. The Company’s cash equivalents and short-term investments consist of money market funds and government backed debt securities issued by various institutions. The Company’s credit policy is designed to limit the Company’s exposure to concentrations of credit risk. Accordingly, the Company’s accounts receivable include a variety of organizations throughout the United States. The Company estimates an allowance for uncollectible amounts based on revenues, and when specific credit problems arise. Management periodically evaluates the note receivable balance. Evaluations are based primarily on assessments of the borrower’s financial conditions and the underlying value of the collateral to determine if any impairment is evident.

In 2000 and 1999, respectively, approximately 8% and 10% of the Company’s search and product revenues were from one customer. In 2000, approximately 15% and 9% of the Company’s sales were from customers in Colorado and Texas, respectively.

Property and Equipment - Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which is generally five years, except for the Company’s building which is 30 years.

The Company incurs costs for computer software development for enhancing and maintaining its database system and to provide “on-line” services to its customers. Direct costs incurred in the development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project and completion and use of the software for its intended purpose are probable. The Company ceases capitalization of development costs once the software has been substantially completed and is ready for its intended use. Software development costs are amortized over their estimated useful lives of five years. Costs associated with enhancements that result in additional functionality are capitalized. Maintenance and routine upgrades are expenses in operations.

AVERT, INC.

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments - The carrying amounts of financial instruments including cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses approximate their fair values as of December 31, 2000 because of the relatively short maturity of these instruments.

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

Revenue Recognition - Revenues are recognized when the information has been provided to the customer and substantially all required services have been performed.

Net Income Per Share - Basic earnings per share (EPS) excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock. In 2000 and 1999, diluted common and common equivalent shares outstanding includes 311,000 and 108,000 common equivalent shares, respectively, consisting of stock options and warrants, determined using the treasury stock method.

Comprehensive Income - Comprehensive income is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company’s comprehensive income was equal to its net income for all periods presented in these financial statements.

Stock-Based Compensation - As permitted under the Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded for options granted to employees on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

AVERT, INC.

NOTES TO FINANCIAL STATEMENTS

Impact of Recently Issued Accounting Standards - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company’s financial statements for the year ended December 31, 2001 and the adoption of this standard is not expected to have a material effect on the Company’s financial statements.

Use of Estimates - The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications - Certain reclassifications have been made to 1999 financial information to conform to 2000 presentations. Such reclassifications had no effect on net income.

2. NOTE RECEIVABLE:

In July 2000, the Company exchanged $1,000,000 with a third party for a one-year note receivable bearing interest at 10% and convertible into shares of the third party’s common stock at $2.00 per share, subject to certain adjustments. The note receivable has been personally guaranteed by the majority shareholder of the third party and also entitles the Company to select a board member to the third party’s Board of Directors. Management of the Company has assessed the collectibility of the note receivable and believes that no impairment exists at December 31, 2000.

3. PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following at December 31, 2000:

              Land                                         $     210,000
              Building and improvements                        1,219,000
              Computer hardware and software                   3,089,000
              Furniture and equipment                            617,000
                                                           -------------
                                                               5,135,000
              Less accumulated depreciation                   (2,774,000)
                                                           -------------
                                                           $   2,361,000
                                                           =============

4. COMMITMENTS AND CONTINGENCIES:

Employee Bonus - In 1994, the Company formalized a five-year employment agreement whereby the Company president receives a bonus of 6% of income before taxes and bonus, but after deducting investment income. During 1999, the employment agreement was extended an additional five years and revised whereby the percentage of the bonus increases based on profits on an incremental basis from 6% up to 9%. The total bonus expense for 2000 and 1999 was approximately $331,000 and $181,000, respectively.

AVERT, INC.

NOTES TO FINANCIAL STATEMENTS

401(k) Savings - In 1995, the Company implemented a 401(k) profit sharing plan (the Plan). Eligible employees may make voluntary contributions to the Plan, which are matched by the Company equal to 50% of the employee’s contribution up to a maximum of $1,500. The amount of employee contributions is limited as specified in the Plan. Company contributions to the Plan in 2000 and 1999 were insignificant.

Profit Sharing - In 1999, the Company implemented a bonus profit sharing plan, whereby all employees are eligible. Employees can receive up to a maximum of 20% of profits in excess of 12% of revenues. This bonus, however, is only paid if revenues increase at least 12% over prior year and the Company maintains at least 12% of revenues as profits. During 2000 and 1999, the employees received approximately $75,000 and $59,000, respectively, under this plan.

Litigation - The Company is subject to legal proceedings and claims, which have arisen in the ordinary course of its business. Management believes, based on its discussion with counsel, that the outcome of these matters will not have a material effect on the Company’s financial position; however, there can be no assurance in this regard.

5. SHAREHOLDERS' EQUITY:

Stock Option Plan - In 1994, the Company adopted a stock incentive plan (the Stock Option Plan) that authorizes the issuance of up to 363,337 shares of common stock. In 1997, the Company increased the number of authorized shares to 525,000. Pursuant to the Stock Option Plan, the Company may grant “incentive stock options” (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options and restricted stock or a combination thereof.

Incentive and non-qualified stock options may not be granted at an exercise price of less than the fair market value of the common stock on the date of grant (except for holders of more than 10% of common stock, whereby the exercise price must be at least 110% of the fair market value at the date of grant for incentive stock options). The term of the options may not exceed 10 years. At December 31, 2000, the Company had granted options under the Stock Option Plan to purchase 427,000 shares of which 308,596 options are vested and the balance will vest over one to ten years. Options outstanding for the Stock Option Plan at December 31, 2000 have exercise prices that range from $4.19 to $16.25.

In 1994, the Company adopted the Non Employee Directors’ Stock Option Plan (the Outside Directors’ Plan), which provides for the grant of stock options to non-employee directors of the Company and any subsidiary. An aggregate of 30,000 shares of common stock are reserved for issuance under the Outside Directors’ Plan. In 2000, the Company increased the number of authorized shares to 80,000. The exercise price of the options will be the fair market value of the stock on the date of grant. Outside directors are automatically granted options to purchase 1,000 shares initially and an additional 1,000 shares for each subsequent year that they serve, up to a maximum of 5,000 shares per director. Each option is exercisable one year after the date of grant and expires four years thereafter. As of December 31, 2000, 10,000 options have been granted, of which 7,000 are vested and outstanding. Exercise prices for the directors’ options outstanding at December 31, 2000 range from $5.25 to $19.86.

AVERT, INC.

NOTES TO FINANCIAL STATEMENTS

     The following is a table of activity under these plans.

                                                                           Weighted
                                                              Outside       Average
                                                 Stock       Directors'    Exercise
                                              Option Plan      Plan          Price
                                              -----------    ----------    --------

OPTIONS OUTSTANDING, January 1, 1999             354,000       14,000     $ 5.44

        Options exercised or expired                --         (2,000)      5.25
        Options granted                          110,000        1,000       4.73
                                                --------     --------     ------

OPTIONS OUTSTANDING, December 31, 1999           464,000       13,000       5.27

        Options exercised or expired             (41,000)      (6,000)      5.21
        Options granted                            4,000        3,000      17.80
                                                --------     --------     ------

OPTIONS OUTSTANDING, December 31, 2000           427,000       10,000     $ 5.48
                                                ========     ========     ======
For all options granted during 2000 and 1999, the weighted average market price of the Company’s common stock on the grant date was approximately equal to the weighted average exercise price. The weighted average remaining contractual life for all options as of December 31, 2000 was approximately 6 years.

                                   Options Outstanding            Options Exercisable
                          ------------------------------------  -------------------------
                                        Weighted
                                         Average     Weighted-                 Weighted-
           Range of         Number      Remaining     Average       Number      Average
           Exercised      Outstanding  Contractual   Exercise    Outstanding   Exercise
            Prices        At 12/31/00     Life         Price     At 12/31/00     Price
           ---------      ----------   -----------   --------    -----------  ---------

        $4.19 - 7.63         430,000     5.8 years     $5.28      315,596       $7.19
       $16.25 - $19.86         7,000     7.6 years    $17.80
                        ------------                             --------
                             437,000                              315,596
                        ============                             ========

AVERT, INC.

NOTES TO FINANCIAL STATEMENTS

At December 31, 2000, options for 326,596 shares were exercisable, and options for the remaining shares become exercisable through 2004. If not previously exercised, options outstanding at December 31, 2000 will expire as follows:

                                                                 Weighted
                                                                 Average
                                             Number of           Exercise
             Year                             Shares              Price
             ----                            ---------           --------

             2001                               2,000           $    5.50
             2002                               2,000           $    7.19
             2003                               2,000           $    6.75
             2004                             221,000           $    5.25
             2005                               3,000           $   19.86
             2006                              20,000           $    5.00
             2007                              72,300           $    6.17
             2008                                 700           $    7.63
             2009                             110,000           $    4.71
             2010                               4,000           $   16.25
                                           ----------
                                              437,000
                                           ==========
Pro Forma Stock-Based Compensation Disclosures - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since the exercise prices were not less than the fair value of the Company’s common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                         Years Ended December 31,
                                                         -----------------------
                                                            2000         1999
                                                            ----         ----
     Net income applicable to common stockholders:
            As reported                                $2,658,000    $1,898,000
            Pro forma                                  $2,542,000    $1,788,000
     Net income per common share - basic:
            As reported                                $      .81    $      .57
            Pro forma                                  $      .77    $      .54
     Net income per common share - diluted:
            As reported                                $      .74    $      .55
            Pro forma                                  $      .71    $      .52

AVERT, INC.

NOTES TO FINANCIAL STATEMENTS

For purposes of this disclosure, the weighted average fair value of the options granted in 2000 and 1999 was $5.57 and $1.96, respectively. The fair value of each employee option and warrant granted in 2000 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                      Years Ended December 31,
                                                      ------------------------
                                                        2000            1999
                                                        ----            ----

              Expected volatility                        56%             52%
              Risk-free interest rate                     5%              6%
              Expected dividends                          3%              -
              Expected terms (in years)                   3               5
Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock. Such shares are issuable in such series and preferences as may be determined by the Board of Directors.

6. INCOME TAXES:

The actual income tax expense differs from the “expected” tax expense (computed by applying the U.S. Federal corporate income tax rate of 34% for each period) as follows:

                                                      Years Ended December 31,
                                                ------------------------------------
                                                       2000                1999
                                                ----------------      --------------

                                                Amount       %        Amount     %
                                                ------     -----      ------   -----

Computed "expected" tax expense             $1,455,000      34.0% $1,044,000   34.0%
State income taxes, net of Federal income                                       4.0%
  tax benefit                                  148,000       3.3%    123,000
Non-deductible expenses and other               17,000        .5%      6,000     .2%
                                            ----------    ----    ----------   ----

Total income tax expense                    $1,620,000      37.8% $1,173,000   38.2%
                                            ==========    ====    ==========   ====
Income tax expense (benefit) consists of the following:

                                                         Years Ended December 31,
                                                         ------------------------
                                                           2000              1999
                                                           ----              ----

               Current                              $    1,709,000    $    1,280,000
               Deferred                                    (89,000)         (107,000)
                                                    ---------------   --------------
               Total income tax expense             $    1,620,000    $    1,173,000
                                                    ==============    ==============

AVERT, INC.

NOTES TO FINANCIAL STATEMENTS

Temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities that give rise to a significant portion of the deferred tax asset and liability are as follows:

                                                                     December 31,
                                                               -------------------------
                                                               2000                 1999
                                                               ----                 ----
       Current Deferred Tax Assets (Liabilities)
       Allowance for bad debt                          $      42,000               39,000
       Vacation accrual reserve                               12,000               10,000
       Deferred revenue                                       71,000               39,000
                                                       -------------         ------------
                                                             125,000               88,000
       Valuation allowance                                         -                    -
                                                       -------------         ------------
       Net current deferred tax asset                        125,000               88,000
                                                       =============         ============

       Long-term Deferred Tax Assets (Liabilities)

       Depreciation                                    $    (264,000)            (428,000)
       Other                                                (112,000)                   -
                                                       -------------         ------------
                                                            (376,000)            (428,000)
       Valuation allowance                                         -                    -
                                                       -------------         ------------

       Net long-term Deferred Tax Liability            $    (376,000)        $   (428,000)
                                                       =============         ============
In addition, the tax benefits associated with the exercise of non-qualified options in 2000 reduced the taxes currently payable at December 31, 2000 by $33,000.

EXHIBIT INDEX

Exhibit
Number                         Document Description

3.1	Articles of Incorporation, as amended, of the Registrant. (2)
3.2	Bylaws, as amended, of the Registration. (2)
4.1	Excerpt from Articles of Incorporation of the Registrant Regarding Common Stock and Preferred Stock. (2)
10.1	Form of Consumer Report User Agreement between Registration and customer of Registrant For changes in FCRA dated September, 1997. (8)
10.1.1	Revised form of Consumer Report User Agreement-Employment between Registrant and customer of Registrant. (9)
10.1.2	Revised form of Consumer Report User Agreement between Registrant and customer of Registrant for changes in available programs, billing options, etc. for customers beginning approximately September, 1999. (9)
10.1.3	Revised form of Consumer Report User Agreement between Registrant and customer of Registrant for changes necessary for use on the Avert web site. (9)
10.1.4	Revised form of Consumer Report User Agreement between Registrant and ADP EBS customers beginning approximately June, 1999. (9)
10.1.5	Revised Form of Consumer Report User Agreement between Registrant and ADP MAJORS customers beginning approximately July, 1999. (9)
10.1.6	Consumer Report User Addendum between Registrant and customer of Registrant for selection of payment methods. (9)
10.1.7	Revised form of Consumer Report User Addendum between Registrant and customer of Registrant to be used for Staffing Related Firms. (9)
10.1.8	Revised form of Consumer Report User Addendum between Registrant and customer of Registrant to be used for Security Related Firms. (9)
10.2	Revised form of Consumer Report User Agreement-Non Employment between Registrant and customer of Registrant. (7)
10.3	Employment Agreement dated as of January 1, 1994, between the Registrant and Dean A. Suposs. (2)
10.3.1	Employment Agreement Renewal dated January 5, 1999, between the Registrant and Dean A. Suposs. (9)
10.4	Employer Report Subscriber Agreement, dated March 29, 1991, between the Registrant and TRW, Inc. (1)
10.4.1	Reseller Service Agreement, dated September 25, 1997, between the Registrant and TRW, Inc. (2)
10.4.2	Experian (formerly TRW, Inc.) Reseller Certification of Compliance dated May 4, 1998. (8)
10.5	Credit Bureau Service Agreement, dated March 30, 1992, between the Registrant And TransUnion. (1)
10.5.1	TransUnion Amendment to Service Agreement dated May 5, 1998. (8)
10.5.2	TransUnion Amendment to Service Agreement dated December 30, 1999.(9)
10.6	Amended and Restated 1994 Stock Incentive Plan. (3)
10.7	Non-Employee Directors' Stock Option Plan. (2)
10.7.1	Amended Non-Employee Directors' Stock Option Plan
10.8	Letter Agreements, Dated March 24, 1995, with Ace Hardware Corporation and Loss Prevention Services relating to sales of the Registrant's Products. (4)
10.9	Amended and Restated 1994 Stock Incentive Plan and Incentive Stock Option Agreement between Leonard Koch and the Registrant. (6)
10.9.1	Amended and Restated 1994 Stock Incentive Plan and Incentive Stock Option Agreement between Dean A. Suposs and the Registrant dated January 1, 2000. (9)
10.10	Amended and Restated 1994 Stock Incentive Plan Incentive Stock Option (9) Agreement, dated June 10, 1996, between Jerry Thurber and the Registrant. (6)

10.10.1	Amended and Restated 1994 Stock Incentive Plan Incentive Stock Option Agreement dated December 16, 1999, between Registrant and Jerry Thurber. (9)
10.11	Amended and Restated 1994 Stock Incentive Plan Incentive Stock Option Agreement, dated July 1, 1996, between Jamie Burgat and the Registrant. (6)
10.12	Restrac/Avert Avertnet Reseller Agreement dated January 4, 1999 between Registrant and Registrant. (8)
10.13	Distribution Partnership Agreement dated December 13, 1998 between Registrant and Heidrick and Struggles. (9)
10.14	Distribution Partnership Term Sheet between Registrant and Careermag.com dated June 8, 1999. (9)
10.15	Distribution and Marketing Rights Agreement between Registrant and AtYourBusiness.com Dated September 15, 1999. (9)
10.16	Agreement for Electronic Payments between Registrant and First State Bank of Fort Collins dated June 7, 1999. (9)
10.17	Profit Sharing Plan for 1999. (9)
10.18	e-Partner Marketing Agreement between Registrant and ADP Emerging Business Services Division dated June, 2000.
10.19	Pilot Agreement between Registrant and Advantage Assessment, Inc. dated August 22, 2000.
10.20	Marketing Agreement between Registrant and eScreen, Inc. dated November 9, 2000.
10.20.1	Convertible Promissory Note between Registrant and eScreen, Inc., dated July 20, 2000.
10.20.2	Personal Guaranty between Registrant and Dr. Murray Lappe, dated July 20, 2000.
10.20.3	Note Purchase Agreement between Registrant and eScreen, Inc., dated July 20, 2000.
10.21	Distribution Partnership Agreement between Registrant and Businesssolver.com/Holmes Murphy dated 2000.
10.22	MVR Reseller Agreement between Registrant and Choicepoint dated May 25, 2000.
10.23	Agreement between Registrant and Due Diligence dated January 1, 2000.
10.24	Alliance Agreement between Registrant and eBenefits dated July 1, 2000.
10.25	Distribution Agreement Term Sheet between Registrant and Link2Consult dated March, 2000.
10.26	Association Partnership Agreement between Registrant and Plumbing, Heating, Cooling Contracors Association dated March, 2000.
10.27	Linking Agreement between Registrant and Employers Insurance of Employers Insurance of Wausau dated June 1, 2000.
23.1	Consent of Hein + Associates LLP

____________________________
(1)	Filed as an Exhibit to the initial Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on March 21, 1994.
(2)	Filed as an Exhibit to Amendment No. 1 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on April 26, 1994.
(3)	Filed as an Exhibit to Amendment No. 2 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on May 24, 1994.
(4)	Filed as an Exhibit to Post-Effective Amendment No. 1 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on May 4, 1995.
(5)	Filed as an Exhibit to Form 10-KSB for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 9, 1996.
(6)	Filed as an Exhibit to Post-Effective Amendment No. 2 to the Registration Statement (File No. 33-76726-D) filed with the Securities and Exchange Commission on October 23, 1996.
(7)	Filed as an Exhibit to Form 10-KSB for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998.
(8)	Filed as an Exhibit to Form 10-KSB for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 23, 1999.
(9)	Filed as an Exhibit to Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 27, 2000.