Form 10KSB/A
period 2000-12-31
AVERT INC
filed 2001-04-30
CIK 920909

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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

        NONE

        Transitional Small Business Disclosure Format (Check one):

Yes [  ] No [X]

        This Form 10-KSB/A is being filed solely to include Part III. At the time of filing of the Form 10-KSB for Avert's fiscal year ended December 31, 2000, Avert's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders was incorporated by reference into Part III. The information required by Part III is now included as a part of this Form 10-KSB/A.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information concerning directors and executive officers of the Company:

Name                                       Age     Position(s) with the Company
----                                       ---     ----------------------------
Dean A. Suposs...........................   48     Chairman of the Board; President

Stephen C. Fienhold......................   58     Director

Stephen D. Joyce.........................   52     Director, Secretary

Jamie M. Burgat..........................   42     Vice President of Operations;
                                                   Treasurer; Assistant Secretary

Jerry Thurber..........................     45     Chief Technology Officer;
                                                   Vice President of Client Services

        The following is a brief description of each person's business experience during the past five years:

        Dean A. Suposs, a co-founder of the Company, has served as Chairman of the Board and President of the Company on a full-time basis since the Company's inception. Mr. Suposs graduated from Colorado State University, Fort Collins, Colorado, in 1975 with a Bachelor of Science degree in Animal Science. Mr. Suposs graduated from University of Denver, Denver, CO, in 1999 with a Masters of Business Administration.

        Stephen C. Fienhold, a co-founder of the Company, has served as a director of the Company since its inception. He is the co-owner with his wife of SR Products, a lighting fixture manufacturer, located in Fort Collins, Colorado. From January 1982 until 1989, Mr. Fienhold was co-owner of Creative Engineering, an engineering and manufacturing firm located in Fort Collins. He graduated from the University of Arizona, Tucson, Arizona, in 1969 with a Bachelor of Science degree in Aerospace and Mechanical Engineering and has participated in the Colorado State University MBA program.

        Stephen D. Joyce has served as a director of the company since May, 1995 and as the Secretary since June, 1999. Mr. Joyce is the owner of Supermarket Liquors, Inc., located in Fort Collins, Colorado, and has served as the President of that company since October 1976. He graduated from Rensselaer Polytechnic Institute in 1971 with a Bachelor of Science degree in Management. He attended the University of California-Berkeley from 1971 to 1972, where he studied marketing, but did not obtain a degree.

        Jamie M. Burgat joined the Company in September of 1987, and has served as VP of Operations since that time, and as Treasurer since April, 1994. Ms. Burgat is responsible for the overall planning, management, and reporting of the Company's financial condition to both the Company's internal and external customers. In addition, in her dual role of VP of Operations, Ms. Burgat oversees the operational functions involved in the actual production of the Company's products and services. Prior to joining Avert, Inc. Ms. Burgat served as controller for MENU, international software database company, later purchased by Black Box Corporation. Ms. Burgat graduated from Western State College with a BA in Business Administration, and obtained an MBA with finance concentration from Colorado State University.

        Jerry Thurber joined the Company in June, 1996 and is responsible for leveraging technology and business development to extend Avert's market reach and to better serve Avert's customers. As both Chief Technology Officer and VP for Client Services since February, 2000 he has the unique responsibility to ensure that Avert not only remains innovative, but effective in working with Avert's growing customer base. Prior to joining Avert in 1996, Mr. Thurber was a Vice President with AMS, Inc., a billion dollar information systems consulting firm. Over his career, he has specialized in helping both Fortune 500 companies and small rapid-growth companies achieve significant business breakthroughs by blending technical innovation with strategies for business development and sales. His background includes projects with international organizations, the telecommunications, transportation and financial services industry, and with software firms in human resources, payroll and accounting. Mr. Thurber has served as President of the Rocky Mountain Information Management Association and Chairman of the Information Systems Advisory Council for the University of Colorado. He frequently lectures on business and technology innovation and is an adjunct faculty member at Regis University, where he teaches information systems and strategic technology planning. Mr. Thurber graduated from Colorado State University with a BA in Political Science in 1978, and obtained an Masters in International Management from Denver University in 1983.

        The directors of the Company hold office until the next annual meeting or until their successors are duly elected and qualified. The officers of the Company hold office until their successors are appointed by the Board of Directors. All officers of the Company are employed on a full-time basis. There are no arrangements or understandings between any of the directors or officers and any other person pursuant to which he or she was or is to be selected as a director, nominee, or officer. There is no family relationship between any director and executive officer of the Company.

Other Significant Employee

        In addition to the directors and executive officers set forth above, the Company believes the following employee is significant to its operations:

Name                                         Age     Position with the Company
----                                         ---     -------------------------
Patrick Piscani.......................        45     Customer Service & Operations
                                                     Manager

        Patrick Piscani joined the Company in May, 1999 and manages the Customer Service and Operations groups. He is responsible for the production of Avert's products and services, ensuring that customers are satisfied with the service and support they are receiving, as well as monitoring the quality of outgoing reports and fulfillment of orders. In addition, a primary goal is to leverage existing product systems while continually developing new processes to achieve maximum production value. Joining Avert in May of 1999, Mr. Piscani brought 17 years of management experience from Consolidated Edison of New York, an electric, steam and gas utility. During that time, Mr. Piscani spent 2 years as a field manager and 15 years as a performance and call center manager with responsibilities including performance analysis, customer inquiries and complaints, overseeing the inbound phone call center activities, quality review, special services and administrative support.

Section 16(a) Beneficial Ownership Reporting

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons who own more than 10% of a registered class of the company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) filings.

        Based solely on its review of copies of such forms received by it and written representations from directors and executive officers that no Form 5s were required for those persons, the Company believes that, during the year ended December 31, 2000, its officers, directors and greater than 10% beneficial owners complied with all applicable filing requirements, except the following: Dean A. Suposs failed to timely file one report covering two transactions; Stephen C. Fienhold failed to timely file three reports covering three transactions; D. Michael Vaughan failed to timely file two reports covering two transactions; Stephen D. Joyce failed to timely file three reports covering four transactions; and Jerry Thurber failed to timely file two reports covering three transactions. None of these late reports have been filed.

Item 10. Executive Compensation

Employment Agreement

        The Company entered into an employment agreement with Mr. Suposs effective January 1, 1999 and terminating on December 31, 2003. The Employment Agreement provides for an annual salary of at least $120,000 per year ("Base Salary") and an annual bonus ("Annual Bonus") based on a percentage of income for year before deduction of income taxes and before giving effect to the bonus, but after deduction of investment income ("Pre-Tax Earnings"). The bonus schedule is as follows: For Pre-Tax Earnings up to $1,500,000 a 6% bonus; for Pre-Tax Earnings from $1,500,001-$2,000,000 a 7% bonus; for Pre-Tax Earnings from $2,000,001-$2,500,000 an 8% bonus, and for Pre-Tax Earnings over $2,500,000 a 9% bonus. In addition, the agreement includes a $300 per month auto allowance and the grant of stock options in 1999 to purchase 100,000 shares with an exercise price of $4.188 per share. These options vest equally over a five-year period ending January 1, 2004, and expire ten years from date of grant.

Executive Compensation

        The following table sets forth the cash compensation paid to Mr. Suposs, the President (chief executive officer) of the Company, for each of the years in the three-year period ended December 31, 2000. No other executive officer of the Company had total annual salary and bonus for the year ended December 31, 2000, in excess of $100,000.

SUMMARY COMPENSATION TABLE

                                                                                Long-term
                                          Annual Compensation                  Compensation
                               ---------------------------------------------   ------------
                                                                                Securities
Name and                                                    Other Annual        Underlying      All other
Principal Position       Year   Salary($)    Bonus($)     Compensation($)(1)     Options      Compensation(2)
------------------       ----   ---------    --------    ------------------    ------------   --------------
Dean A. Suposs,
President and
Chairman of the
Board...............    2000   $120,000(3)  $330,268(3)      $  --                --            $  --
                        1999   $120,000(3)  $181,086(3)      $  --             100,000          $  --
                                                                               shares
                        1998   $ 96,000(4)  $ 56,664(4)      $  --                --            $  --

___________________

(1)	Does not include: (i) board fees of $9,600 for each of the years ended December 31, 2000, 1999, 1998, respectively, or (ii) $300 per month automobile allowance.
(2)	Represents Company contributions for the benefit of Mr. Suposs under the Avert, Inc. 401(k) Profit Sharing Plan (the "Plan"). The Plan is for the benefit of all eligible employees of the Company. Eligible employees may make voluntary contributions to the Plan which are then matched 50% by the Company up to a maximum of $1,500.
(3)	Represents a fixed annual salary of $120,000, and a bonus of 6% to 9%, based on profits on an incremental basis, on income before deduction of income taxes and before giving effect to the bonus, but after deduction of investment income pursuant to the “Employment Agreement” in force in 1999.
(4)	Represents a fixed annual salary of $96,000 and a bonus of 6% of income before deduction of income taxes and before giving effect to the bonus, but after deduction of investment income pursuant to the “Employment Agreement” in force in 1998.

Option Grants in 2000

        There were no options granted during the year ended December 31, 2000 to the Company's executive officer named in the Summary Compensation Table above.

Aggregated Option Exercises and 2000 Year-End Option Value

        The following table sets forth information concerning the fiscal year-end value of unexercised options held by the executive officer named in the Summary Compensation Table above.

Aggregated Option Exercises
For Year Ended December 31, 2000
And Year-End Option Values

                                                            Number of Shares          Value of Unexercised
                                                         Underlying Unexercised      In-The-Money Options at
                        Shares                          Options at Year End(#)(2)        Year-End ($)(3)
                     Acquired on          Value         ------------------------   ----------------------------
Name                Exercise (#)(1)   Realized ($)(1)   Exercisable Unexercisable  Exercisable    Unexercisable
----                ---------------   ---------------   ----------- -------------  -----------    -------------
Dean A. Suposs......       0                 0            240,000       60,000      $1,962,400       $543,600

_____________________

(1)	No options were exercised during the year ended December 31, 2000.
(2)	The total number of unexercised options held as of December 31, 2000, separated between those options that were exercisable and those options that were not exercisable.
(3)	Calculated by subtracting actual option exercise price from market value at year end ($13.25 per share) and multiplying the difference by the number of shares in each category.

Directors’ Compensation

        Each director of the Company is paid a monthly fee of $800 as compensation for services as a board member. In addition, pursuant to the Company's Non-Employee Directors' Stock Option Plan, each non-employee director is automatically granted options to purchase 1,000 shares at the time he becomes a director and, thereafter, options to purchase an additional 1,000 shares for each subsequent year that he serves.

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth, as of April 13 2001 information concerning the beneficial ownership of the Company's Common Stock by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director and nominee as director of the Company, (iii) the executive officer named in the Summary Compensation Table set forth below under the caption "Compensation of Directors and Executive Officers--Executive Compensation," and (iv) all directors and executive officers as a group.

                                            Amount and Nature of
                                            Beneficial Ownership          Percent
     Name and Address                        of Common Stock(1)          of Class
     ----------------                       --------------------         --------

J.P. Morgan Chase & Co. (2)..............         317,610(1)                9.7%
500 Stanton Christiana Road
Newark, DE  19713-2107

Dean A. Suposs (3).......................         346,889(4)                9.6%
1526 Remington
Fort Collins, Colorado 80524

Stephen C. Fienhold (3)..................         105,000(5)                3.1%
1637 Tanglewood Drive
Fort Collins, Colorado 80525

Stephen D. Joyce (3).....................         187,000(6)                5.4%
1124 Cobblestone Court
Fort Collins, Colorado 80525

All directors
and executive officers as
 a group (5 persons).....................         689,079(7)               19.4%

________________________

(1)	Beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding the options but not deemed outstanding for computing the percentage ownership of any other person.
(2)	Number of shares stated was obtained from Schedule 13G filed with the Securities and Exchange Commission by J.P. Morgan and Co.
(3)	A director and a nominee for election to the Board of Directors and/or an executive officer of Avert.
(4)	Consists of: (i) 100,064 shares owned by the wife of Mr. Suposs; (ii) 6,825 shares owned directly by Mr. Suposs; and (iii) the 240,000 shares purchasable under currently exercisable stock options granted under the Avert, Inc. 1994 Stock Incentive Plan.
(5)	Consists of: (i) 3,000 shares purchasable under currently exercisable stock options granted under the Avert, Inc. Non-Employee Directors' Stock Option Plan; and (ii) 102,000 shares owned by the wife of Mr. Fienhold.
(6)	Consists of: (i) 169,000 shares held directly or indirectly by Mr. Joyce; (ii) 14,000 shares owned by the children of Mr. Joyce; and (iii) 4,000 shares purchasable under currently exercisable stock options granted under the Avert, Inc. Non-Employee Directors' Stock Option Plan.
(7)	Includes: (i) a total of 240,000 shares purchasable under currently exercisable employee stock options held by Mr. Suposs (see Note 3 above); (ii) a total of 7,000 shares purchasable by Messrs. Fienhold and Joyce under currently exercisable non-employee director stock options (see Notes 5 and 6 above); and (iii) 4,145 shares held directly or indirectly by Jamie M. Burgat, the Company’s Vice President of Operations, Treasurer and Assistant Secretary, 44,000 shares purchasable under currently exercisable employee stock options held by Ms. Burgat, 2,000 shares purchasable under currently exercisable employee stock options held by Jerry Thurber, and 45 shares held directly or indirectly by Mr. Thurber, the Company’s Chief Technology Officer and Vice President of Client Services.

Item 12. Certain Relationships and Related Transactions

        None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                       AVERT, INC.

Date: April 28, 2001                                                                                    By: /s/   Dean A. Suposs
                                                                                                                                 Dean A. Suposs, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of April 28, 2001.

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