Form 10-Q
period 2001-03-31
AVERT INC
filed 2001-05-15
CIK 920909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Yes  [X]     No [  ]

        As of May 10, 2001 the issuer had 3,266,705 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format.

Yes  [  ]     No [X]

Form 10-Q
Quarter Ended March 31, 2001

Part I — FINANCIAL INFORMATION
  ITEM 1. Financial Statements

  ITEM 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations.......................................... 7

  ITEM 3. Quantitative and Qualitative Disclosures
    About Market Risks..................................................................................... 10

Part II — OTHER INFORMATION
  ITEMS 1, 2, 3, 4, and 5............................................. .............. Not applicable

        Signature.................... ............................................................................ 11

PART I - FINANCIAL INFORMATION

AVERT, INC.
BALANCE SHEETS

                                     ASSETS

                                                                        MARCH 31,      DECEMBER 31,
                                                                           2001             2000
                                                                        ---------      -----------
                                                                       (unaudited)         ***
Current assets:
         Cash and cash equivalents .................................   $ 2,622,000   $   666,000
         Marketable securities .....................................     4,979,000     7,319,000
         Accounts receivable, net of allowance .....................     2,210,000     2,287,000
         Note receivable ...........................................     1,000,000     1,000,000
         Income taxes receivable ...................................          --         115,000
            Deferred income taxes ..................................       125,000       125,000
         Prepaid assets and other ..................................       177,000        80,000
                                                                       -----------   -----------
                  Total current assets .............................   $11,113,000    11,592,000

Property and equipment, net ........................................     3,173,000     2,361,000
Intangible Assets ..................................................     1,976,000          --
Other Assets .......................................................       175,000       625,000
                                                                       -----------   -----------
Total assets .......................................................   $16,437,000   $14,578,000
                                                                       ===========   ===========

                    LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
         Accounts payable ..........................................   $ 1,240,000   $   655,000
         Accrued expenses and other ................................     2,035,000       645,000
         Deferred income ...........................................       264,000       190,000
                                                                       -----------   -----------
                  Total current liabilities ........................     3,539,000     1,490,000
         Deferred Taxes ............................................       376,000       376,000
                                                                       -----------   -----------
                  Total liabilities ................................   $ 3,915,000   $ 1,866,000

Shareholders’ equity:
         Preferred shares, no par value; authorized
           1,000,000 shares; none outstanding ......................          --            --
         Common stock, no par value; authorized
           9,000,000 shares; 3,302,845 shares issued
           and outstanding..........................................     3,730,000     3,618,000
         Retained earnings .........................................     8,792,000     9,094,000
                                                                       -----------   -----------
                  Total shareholders' equity .......................   $12,522,000   $12,712,000
                                                                       -----------   -----------

Total liabilities and shareholders' equity .........................   $16,437,000   $14,578,000
                                                                       ===========   ===========

See accompanying notes to the financial statements.

***NOTE: Amounts have been derived from audited financial statements.

AVERT, INC.
STATEMENTS OF INCOME
(unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                  ----------------------
                                                  2001              2000
                                               (unaudited)      (unaudited)
Net revenues:
         Search and product fees ..........   $ 4,664,000    $ 3,653,000
         Interest and other income ........       126,000         92,000
                                               -----------    -----------

                                                4,790,000      3,745,000
Expenses:
         Search and product costs .........     2,206,000      1,700,000
         Marketing ........................       589,000        432,000
         General and administrative .......       439,000        406,000
         Software development .............       199,000        142,000
         Depreciation and amortization ....       195,000        165,000
                                              -----------    -----------

                                                3,628,000      2,845,000
                                              -----------    -----------

Income before income taxes ................     1,162,000        900,000

         Income tax expense ...............      (464,000)      (334,000)
                                              -----------    -----------

Net income ................................   $   698,000    $   566,000
                                              ===========    ===========
Net income per common share
         Basic ............................   $       .21    $       .17
         Diluted ..........................   $       .20    $       .17
                                              ===========    ===========
Basic weighted average common
         shares outstanding
         Basic ............................     3,263,127      3,285,919
         Diluted ..........................     3,547,412      3,285,990
                                              ===========    ===========

See accompanying notes to the financial statements.

AVERT, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                          -----------------
                                                                          2001          2000

Cash Flows From Operating Activities:
    Net income ..................................................... $   698,000    $   566,000
    Adjustments to reconcile net income to net cash
      (used in)/provided by operating activities:
         Depreciation ..............................................     195,000        165,000
         Loss (gain) on sale of asset ..............................       2,000           --
         Bad debt expense ..........................................     (21,000)        18,000
         Deferred income taxes .....................................        --          (50,000)

         Changes in operating assets and liabilities:
              Accounts receivable...................................     122,000       (169,000)
              Marketable securities ................................   2,340,000       (994,000)
              Prepaid expenses and other current assets ............     (96,000)       (77,000)
              Other long-term assets ...............................    (318,000)          --
              Accounts payable .....................................     435,000        602,000
              Accrued expenses .....................................    (309,000)      (208,000)
              Income taxes payable .................................     225,000       (101,000)
              Deferred income ......................................      74,000         31,000
                                                                     -----------    -----------
         Net cash (used in)/provided by operating activities ....... $ 3,347,000    $  (217,000)

Cash Flows from Investing Activities:
     Purchase of property and equipment ............................    (502,000)      (187,000)
                                                                     -----------    -----------

           Net cash used in investing activities ...................    (502,000)      (187,000)
                                                                     -----------    -----------
Cash Flows from Financing Activities:
    Proceeds from exercise of options ..............................     111,000        200,000
    Dividends declared .............................................  (1,000,000)      (595,000)
                                                                     -----------    -----------

           Net cash used in financing activities ...................   (889,000)      (395,000)
                                                                     -----------    -----------

Increase/(Decrease) in Cash and Cash Equivalents ...................   1,956,000       (799,000)

Cash and Cash Equivalents, beginning of period .....................     666,000      1,569,000
                                                                     -----------    -----------

Cash and Cash Equivalents, end of period ........................... $ 2,622,000    $   770,000
                                                                     ===========    ===========

See accompanying notes to the financial statements.

AVERT, INC.
NOTES TO FINANCIAL STATEMENTS

        The financial information contained herein is unaudited, but includes all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the information set forth. The financial statements should be read in conjunction with the Notes to Financial Statements which are included in the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2000.

        The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 2001. The Company believes that the three month report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows as of and for the periods ended March 31, 2001 and 2000 covered thereby.

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

        On March 30, 2001, Avert, Inc. acquired the business and substantially of the assets of Advantage Assessment, Inc., (“Advantage”) for a combination of cash, assumption of certain liabilities and common stock valued at $1.7 million. Advantage has been a provider of assessment testing since 1998. The Advantage Assessment Testing System is a dual approach to employment screening, which includes a personality inventory and cognitive ability test. The system provides for an evaluation of prominent personal and interpersonal competencies and the cognitive abilities of the applicant. The testing period is brief and the test(s) may be administered either on-line or in a paper and pencil format. The transaction was accounted for using the purchase method of accounting and resulted in the purchase price being totally allocated to net tangible assets and intangible assets totaling $1,198,000. The purchase price was $1 million in cash and 45,000 shares of unregistered common stock, no par value, of Avert and the assumption of approximately $150,000 in liabilities. The cash and stock purchase price was paid in April, 2001 and as a result an acquisition liability was recorded as of March 31, 2001 and is included in “Accrued expenses and other” on the Balance Sheet. The results of the Advantage acquisition have been consolidated with those of Avert, Inc. effective March 31, 2001. There was no net effect on the cash flow statement as of March 31, 2001, as the stock and cash disbursements were not made until April, 2001.

ITEM 2. — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Condition

        The Company’s financial position at March 31, 2001 remained strong with working capital at that date of 7,574,000 compared to $10,102,000 at December 31,2000. Cash and cash equivalents at March 31, 2001 were $2,622,000 and increased from $666,000 at December 31, 2000. Marketable Securities at March 31, 2001 were $4,979,000 as compared to $7,319,000 at December 31, 2000. Net cash provided from operations for the three month period ended March 31, 2001 was $3,347,000 and consisted primarily of $2,340,000 decrease in marketable securities, a $435,000 increase in accounts payable and a net income of $698,000. The Company had capital expenditures of $502,000 for the three month period ended March 31, 2001 as compared to $187,000 for the three months ended March 31, 2000. The majority of the capital expenditures during the three months ended March 31, 2001 was attributable to ongoing implementation of software development and enhancements and upgrades to internal software programs used in servicing customers and upgrades of existing hardware. In addition, initial expenses were incurred for a 6,000 square foot addition to the building is planned to be completed by approximately Fall 2001. The estimated construction cost is approximately $600,000 with an additional $100,000 for furniture, and is estimated to accommodate up to approximately 50-60 additional personnel. Net cash used in financing activities for the three month period ended March 31, 2001 was $889,000 and consisted primarily of a $1,000,000 cash dividend of $.30 per common share payable in March 30, 2001 to shareholders of record on March 9, 2001.

        On March 30, 2001, Avert, Inc. acquired the business and substantially of the assets of Advantage Assessment, Inc., (“Advantage”) for a combination of cash, assumption of certain liabilities and common stock valued at $1.7 million. Advantage has been a provider of assessment testing since 1998. The Advantage Assessment Testing System is a dual approach to employment screening, which includes a personality inventory and cognitive ability test. The system provides for an evaluation of prominent personal and interpersonal competencies and the cognitive abilities of the applicant. The testing period is brief and the test(s) may be administered either on-line or in a paper and pencil format. The transaction was accounted for using the purchase method of accounting and resulted in the purchase price being totally allocated to net tangible assets and intangible assets totaling $1,198,000. The purchase price was $1 million in cash and 45,000 shares of unregistered common stock, no par value, of Avert and the assumption of approximately $150,000 in liabilities. The cash and stock purchase price was paid in April, 2001 and as a result an acquisition liability was recorded as of March 31, 2001 and is included in “Accrued expenses and other” on the Balance Sheet. The results of the Advantage acquisition have been consolidated with those of Avert, Inc. effective March 31, 2001. There was no net effect on the cash flow statement as of March 31, 2001, as the stock and cash disbursements were not made until April, 2001.

        The primary objective of the acquisition of AIS was the addition of a product line that expanded Avert’s offering of employment screening services. Avert is offering assessment testing as a stand alone solution to customers who are not traditional users of other employment screening products (background checking), and as a component of a complete applicant management and screening solution. Customers may purchase the product on a single use or subscription basis. Avert believes that the product offering is applicable to both small and large businesses. Avert plans to sell through assessment testing through in-house tele-sales to small and mid-sized businesses, corporate account sales and through partnerships with providers of human resources software and service products.

        Avert intends to enhance the existing assessment product through (1) addition of new features, functionality, and improved integration with existing products; (2) addition of improved reporting capabilities, and (3) addition of other testing components. Avert is conducting a number of research studies to measure the reliability and validity of the both the personal inventory section and cognitive ability test of the assessment system. The studies are expected to run from April 2001 to December 2001. Based on the results of the studies additional enhancement may be necessary. Product releases are scheduled throughout 2001.

Results of Operations

Comparison of quarters ended March 31, 2001 and March 31, 2000

        Total net revenues increased from $3,745,000 for the three-month period ended March 31, 2000 to $4,790,000 for the comparable three-month period in 2001 or approximately 27.9%. This increase was primarily due to:

        •     Overall growth of Avert's customer base
        •     Continued use of Avert's criminal history products
        •     Increased membership in Avert subscription models
        •     Increased usage of package orders

        During the first quarter of 2001, Avert launched a program to build communities of subscription accounts using our human resource help desk and best business practices. Through this program and a continued focus on our traditional account growth Avert added 4,773 new accounts. 1,431 of these accounts represented background checking accounts comparable with the growth of 1,448 accounts added in Q1 200 There were 10,218 customers that actually used Avert services the first three months of 2001. This compares to 9,190 the first three months of 2000, and represents approximately a 11.2% increase. The dollars spent per customer in the first quarter 2001 increased from $397 in the first quarter 2000 to $456 in the first quarter 2001 representing an approximate 14.9% increase.

        Revenues generated from the criminal history product line continues to represent the largest revenue producing product, and accounts for approximately $2,199,000 or 46% of total net revenues in first quarter 2001 as compared to $1,871,000 or 50% of total net revenues in first quarter 2000. This growth of approximately 17.5% results from the continued use of the product of its existing customers, as well as the new customers.

        The Company’s distribution arrangement with ADP in which Avert services are sold to ADP customers, generated revenues of approximately $350,000 in first quarter 2000, and increased to approximately $635,000 in revenues in first quarter 2001. This represents an 81.4% increase. Avert has a User Agreement with the ADP customer, which is cancellable at any time by either party. The ADP partnership continues to be developed, and the Company believes it to be one that could create substantial revenues upcoming year as well.

        In addition, the increase in the customer base mentioned above, resulted in increased revenues from the Avert Advantage On-line subscriptions, and accounted for approximately $132,000 in the first three months of 2000, as compared to approximately $169,000 in the first three months of 2001. As the customer base continues to grow, revenues from memberships will continue to grow accordingly, and represent a recurring revenue stream.

        As part of its on-line order entry system, Avert has created the ability for its customers to order through packages, which is a bundling of Avert’s products and services. This method enables them to consistently order a pre-determined group of products at a flat-rate price, with a simplified order entry screen. Revenues generated increased from approximately $22,000 in first three month period ended March 31, 2000 to approximately $279,000 in the same period in 2001, or approximately 1168%.

        Avert implemented a new entity and chart of accounts structure in January, 2001. As a result, there have been re-classifications for simpler reporting. The breakdown of net revenues, exclusive of miscellaneous income items, is as follows:

                                       Three Months Ended        Three Months Ended
                                         March 31, 2001            March 31, 2000      Percent of
                                     ----------------------    ----------------------   Increase
                                     Revenues        % total   Revenues       % total  (Decrease)
                                     --------        -------   --------       -------   --------
PRODUCT SALES:
Background Stand-Alone:
  Workers compensation histories   $   161,000        3.4%  $   208,000        5.5%     (22.6)%
  Criminal history reports         $ 2,199,000       45.9%  $ 1,871,000       50.0%      17.5%
  Previous employment reports/     $   425,000        8.9%  $   367,000        9.8%      15.8%
     credit reports
  Motor vehicle driving records    $   588,000       12.3%  $   476,000       12.7%      23.5%
  Other Stand-Alone                $   140,000        2.9%  $   132,000        3.5%       6.1%
Packages                           $   279,000        5.8%  $    22,000        0.6%    1168.2%
Subscriptions                      $   804,000       16.8%  $   482,000       12.9%      66.8%
SERVICE AND SETUP SALES:           $   151,000        3.1%  $   160,000        4.3%      (5.6)%
CREDITS:                           $   (83,000)      (1.7)% $   (65,000)      (1.7)%     27.7%
INTEREST INCOME:                   $   126,000        2.6%  $    92,000        2.4%      36.9%
                                    ----------       ----    ----------      -----

         NET REVENUES              $ 4,790,000      100%    $ 3,745,000      100%        27.9%

        Revenues generated from driving records increased approximately 23.5% from $476,000 in first three month period ended March 31, 2000 to $588,000 in the same period in 2001. Driving records continue to be an important background check for employers, and one that has quick turn-around for fast hiring decisions.

        Workers’ compensation histories revenues continued to decline as a percentage of net revenues as previously predicted. In first quarter, 2000 workers’ compensation reports, represented, $208,000 or approximately 5.5% of total net revenues, as compared to $161,000 in the first three months of 2001, or approximately 3.4% of total net revenues.

        Interest income increased approximately 36.0%, generating approximately $92,000 in first quarter 2000 and $126,000 in first quarter 2001. The increase is primarily a result of a $1,000,000 loan made in July 2000 to a firm called eScreen. This loan was made in the form of a one-year, convertible promissory note at an interest rate of 10%, with all principal and interest due at maturity in July 2001. EScreen is a start-up company that has a cutting edge drug-screening product that Avert wishes to pursue as a potential addition to its product line and/or a business relationship with eScreen. The loan is collateralized by both company assets and a personal guaranty of its founder. Even though eScreen is a start-up company with losses from operations, and is currently seeking capital, management believes eScreen’s business plan is achievable, and that the $1,000,000 loan will be paid when due. The amount of interest recorded in 1st quarter 2000 for this loan was approximately $25,000.

        Total expenses, when expressed as a percentage of total net revenues, decreased from approximately 76.0% in the first quarter 2000, representing $2,845,000, to approximately 75.7% in the first quarter 2001 representing $3,628,000. A breakdown in expenses is as follows:

                                  Three Months Ended       Three Months Ended    Increase (Decrease)
                                     March 31, 2001           March 31, 2000       % of Revenues
                                -----------------------   ---------------------- ------------------
                                Expenses   % of Revenue   Expenses  % of Revenue  2001 over 2000
                                --------   ------------   --------  ------------  --------------

Search and product              $2,206,000     46.0%    $1,700,000     45.4%          0.6%
Marketing                          589,000     12.3        432,000     11.5           0.8
General and administration         439,000      9.2        406,000     10.8          (1.6)
Software development               199,000      4.1        142,000      3.9           0.2
Depreciation and amortization      195,000      4.1        165,000      4.4          (0.3)
                                ----------     ----       ---------    -----          ----

         Expenses               $3,628,000     75.7%    $2,845,000     76.0%         (0.3)%
                                ==========     ====      =========    =====          ====

        Search and product fees increased slightly from approximately 45.4% of total net revenues in first quarter 2000 to approximately 46.0% of total net revenues in first quarter 2001. The Company was able to produce approximately 31.8% more actual reports in the three month period in 2001 as compared to the three month period in 2000. Product costs were reduced for the largest product line – criminal history searches – from approximately 18.8% of total net revenues in 2000 to approximately 17.0% of total net revenues in 2001. The majority of the decrease was attributable to the improved automation of the Company’s acquisition of data supplied to its customers, specifically decreasing costs of obtaining criminal history information from sources. The largest area of increase in search and product fees was a result of the increased usage in package orders, which tend to be more competitively priced for larger customers. Package costs increased from approximately 0.8% of total net revenues in first quarter 2000 to approximately 2.3% of total net revenues in first quarter 2001.

        There was an approximate 0.8% increase as a percentage of total net revenues in marketing expenses, in the first three months of 2001, representing approximately 12.3% of total net revenues, as compared to the same period of 2000, representing approximately 11.5% of total net revenues. The Company maintained consistent expenditures in certain lead generation activities such as trade shows and yellow pages advertising as well as continuing its transition to web-based lead generation programs. In regards to personnel, there was an addition of a Director of Marketing and Channel Partner Development, and movement of national account support personnel from customer service to marketing area. Lastly, as more revenues are generated through the ADP partnership, there will be an increased marketing expense in the way of revenue pass-through payment to distribution partnerships, as well as any other distribution partnerships that may be developed and implemented.

        General and Administrative expenses decreased approximately 1.6% of total net revenues in first three-month period ended March 31, 2001, representing approximately 9.2% of total net revenues, as compared to the first three-month period ended March 31, 2000 representing 10.8% of total net revenues.

        There was a slight increase in software development and maintenance expenses expressed as a percentage of total net revenues from approximately 3.9% in first quarter 2000 to approximately 4.1% in the comparable period of 2001. The Company continues to focus on making technology its strategic advantage in its relationships with customers, partners and suppliers.

        There was a decrease in depreciation and amortization expenses when expressed as a percentage of total net revenues, from approximately 4.4% in the first three months of 2000, to approximately 4.1% in the comparable period of 2001.

        Income before income taxes increased from $900,000 in first quarter 2000 to $1,162,000 in first quarter 2001, or approximately 29.1%, and represented approximately 24.0% in 2000, as compared to approximately 24.3% in the comparable period of 2001.

        The combined federal and state income tax rates for 1st quarter 2001 and 2000 was 39.9% and 37.1% respectively, resulting in net income of approximately $698,000 (weighted average shares) was $.21 per share on 3,263,127 shares in 2001 and $.17 per share on 3,285,919 shares in 2000. Diluted earnings per share were $.20 per share on 3,547,412 (weighted average shares plus common stock equivalents) in 2001 and $566,000 ($.17 per share on 3,285,990 shares (weighted average shares plus common stock equivalents) in 2000.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

        None

ITEM 2. Changes in Securities and Use of Proceeds

        None

ITEM 3. Defaults Upon Senior Securities

        None

ITEM 4. Submission of Matters to a Vote of Security Holders

        None

ITEM 5. Other Information

ITEM 6. — Exhibits and Reports on Form 8-K

         (a)    February 13, 2001 announcing 4th Quarter and 2000 Release

         (b)    February 26, 2001 announcing dividend

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                             AVERT, INC.

DATE:             May 14, 2001                           BY: /s/ Dean A. Suposs
                                                                                    Dean A. Suposs, President

DATE:             May 14, 2001                           BY: /s/ Jamie M. Burgat
                                                                                    Jamie M. Burgat, Vice President of
                                                                                    Operations and Chief Financial Officer