Form 10-Q
period 2001-06-30
AVERT INC
filed 2001-08-16
CIK 920909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes  [X]     No [  ]

        As of August 8, 2001 the issuer had 3,311,705 shares of Common Stock, no par value, outstanding.

Transitional Small Business Disclosure Format.

Yes  [  ]     No [X]

Form 10-Q
Quarter Ended June 30, 2001

Part I — FINANCIAL INFORMATION
  ITEM 1. Financial Statements

  ITEM 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations.............................................. 7

  ITEM 3. Quantitative and Qualitative Disclosures
    About Market Risks.................................................................................... 10

Part II — OTHER INFORMATION
  ITEM 1 ............................................................ ........................................... 13
  ITEMS 2, 3 and 5 .................................................. ................... Not applicable

  ITEMS 4 and 6 ..................................................... ...................................... 13
        Signature.................... ............................................................................ 14

PART I - FINANCIAL INFORMATION

AVERT, INC.
BALANCE SHEETS

                                     ASSETS

                                                                June 30,       DECEMBER 31,
                                                                  2001             2000
                                                               ---------      -----------
                                                               (unaudited)         ***
Current assets:

         Cash and cash equivalents .........................   $ 1,582,000   $   666,000
         Marketable securities .............................     4,980,000     7,319,000
         Accounts receivable, net of allowance .............     2,858,000     2,287,000
         Note receivable ...................................     1,000,000     1,000,000
         Income taxes receivable ...........................          --         115,000
            Deferred income taxes ..........................       221,000       125,000
         Prepaid assets and other ..........................       233,000        80,000
                                                               -----------   -----------
                  Total current assets .....................   $10,874,000    11,592,000

Property and equipment, net ................................     3,057,000     2,361,000
Intangible Assets ..........................................     1,795,000          --
Other Assets ...............................................     1,004,000       625,000
                                                               -----------   -----------

Total assets ...............................................   $16,730,000   $14,578,000
                                                               ===========   ===========

                   LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

         Accounts payable ..................................   $ 1,047,000   $   655,000
         Accrued expenses and other ........................       892,000       645,000
         Deferred income ...................................       269,000       190,000
                                                               -----------   -----------
                  Total current liabilities ................     2,208,000     1,490,000
         Deferred Taxes ....................................       428,000       376,000
                                                               -----------   -----------
                  Total liabilities ........................   $ 2,636,000   $ 1,866,000

Shareholders’ equity:

         Preferred shares, no par value; authorized
           1,000,000 shares; none outstanding ..............          --            --
         Common stock, no par value; authorized
           9,000,000 shares; 3,311,705 shares issued
           and outstanding .................................     4,470,000     3,618,000
         Retained earnings .................................     9,624,000     9,094,000
                                                               -----------   -----------
                  Total shareholders' equity ...............   $14,094,000   $12,712,000
                                                               -----------   -----------

Total liabilities and shareholders' equity .................   $16,730,000   $14,578,000
                                                               ===========   ===========

See accompanying notes to the financial statements.

***NOTE: Amounts have been derived from audited financial statements.

AVERT, INC.
STATEMENTS OF INCOME
(unaudited)

                                                    Three Months Ended             Six Months Ended
                                                         June 30,                       June 30,
                                                  ----------------------    ----------------------------
                                                  2001              2000          2001            2000
                                                  ----              ----          ----            ----
Net revenues:
         Search and product fees ........   $  5,361,000    $  4,288,000    $ 10,025,000    $  7,941,000
         Interest and other income ......        206,000          95,000         332,000         187,000
                                            ------------    ------------    ------------    ------------

                                            $  5,567,000    $  4,383,000    $ 10,357,000    $  8,128,000
Expenses:

         Search and product costs .......      2,575,000       2,095,000       4,785,000       3,795,000
         Marketing ......................        664,000         488,000       1,253,000         920,000
         General and administrative .....        573,000         437,000       1,006,000         843,000
         Software development ...........        266,000         156,000         465,000         298,000
         Depreciation and amortization...        144,000         170,000         340,000         335,000
                                            ------------    ------------    ------------    ------------

                                               4,222,000       3,346,000       7,849,000       6,191,000
                                            ------------    ------------    ------------    ------------

Income before income taxes ..............      1,345,000       1,037,000       2,508,000       1,936,000

         Income tax expense .............       (514,000)       (414,000)       (978,000)       (748,000)
                                            ------------    ------------    ------------    ------------
Net income ..............................   $    831,000    $    623,000    $  1,530,000    $  1,189,000
                                            ============    ============    ============    ============
Net income per basic common share .......   $        .25    $        .19    $        .47    $        .36
                                            ============    ============    ============    ============
Net income per diluted common share .....   $        .23    $        .17    $        .43    $        .33
                                            ============    ============    ============    ============
Weighted average common
         shares outstanding (Basic) .....      3,311,705       3,304,263       3,287,550       3,295,091
                                            ============    ============    ============    ============
Weighted average
common shares
         Outstanding (diluted) ..........      3,593,668       3,636,766       3,570,675       3,615,301
                                            ============    ============    ============    ============

See accompanying notes to the financial statements.

AVERT, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                            -----------------
                                                                            2001          2000
                                                                            ----          ----
Cash Flows From Operating Activities:
    Net income .....................................................   $ 1,530,000    $ 1,189,000
    Adjustments to reconcile net income to net cash
      (used in)/provided by operating activities:
         Depreciation and amortization .............................       283,000        317,000
         Bad debt expense ..........................................         3,000         36,000
         Deferred taxes ............................................       (44,000)       (50,000)
         Changes in operating assets and liabilities:
              Accounts receivable ..................................      (537,000)      (599,000)
              Marketable securities ................................     2,339,000     (1,088,000)
              Prepaid expenses and other current assets ............      (152,000)      (147,000)
                        Accounts payable ...........................       459,000        165,000
              Other long-term assets ...............................      (478,000)          --
              Accrued expenses .....................................       (11,000)       (36,000)
              Income taxes payable .................................       374,000        (54,000)
              Deferred revenue and deposits ........................        79,000         52,000
                                                                       -----------    -----------
Net cash (used in)/provided by operating activities ................   $ 3,845,000    $  (215,000)

Cash Flows from Investing Activities:
     Cash paid for acquisition .....................................      (941,000)          --
     Additions to furniture and equipment ..........................    (1,099,000)      (287,000)
                                                                       -----------    -----------
           Net cash used in investing activities ...................   $(2,040,000)      (287,000)

Cash Flows from Financing Activities:
         Options Exercised .........................................   $   111,000        219,000
         Dividends declared ........................................    (1,000,000)      (595,000)
                                                                       -----------    -----------
            Net cash used in financing activities..................    $  (889,000)      (376,000)

Increase/(Decrease) in Cash and Cash Equivalents ...................   $   916,000       (878,000)

Cash and Cash Equivalents, beginning of period .....................       666,000      1,569,000

Cash and Cash Equivalents, end of period ...........................   $ 1,582,000    $   691,000
                                                                       ===========    ===========

See accompanying notes to the financial statements.

AVERT, INC.
NOTES TO FINANCIAL STATEMENTS

        The financial information contained herein is unaudited, but includes all adjustments (consisting of only normal recurring accruals) which, in the opinion of management, are necessary to present fairly the information set forth. The financial statements should be read in conjunction with the Notes to Financial Statements, which are included in the Annual Report on Form 10-KSB of the Company, for the year ended December 31, 2000.

        The results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending December 31, 2001. The Company believes that the three and six month report filed on Form 10-QSB is representative of its financial position, its results of operations and its cash flows as of and for the periods ended June 30, 2001 and 2000 covered thereby.

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

        The Company executed a Convertible Promissory Note with eScreen Holdings, Inc., in July 2000 in the amount of $1,000,000. The interest rate is 10%, with all principal and interest due and payable in July, 2001. The indebtedness and accrued interest was fully paid by the due date in July 2001.

        On March 30, 2001, Avert, Inc. acquired the business and substantially all of the assets of Advantage Assessment, Inc., (“Advantage”) for a combination of cash, assumption of certain liabilities and common stock valued at $1.7 million. Advantage has been a provider of assessment testing since 1998. The Advantage Assessment Testing System is a dual approach to employment screening, which includes a personality inventory and cognitive ability test. The system provides for an evaluation of prominent personal and interpersonal competencies and the cognitive abilities of the applicant. The testing period is brief and the test(s) may be administered either on-line or in a paper and pencil format. The transaction was accounted for using the purchase method of accounting and resulted in the purchase price being totally allocated to net tangible assets and intangible assets totaling $1,198,000. The purchase price was approximately $941,000 in cash and 45,000 shares of unregistered common stock, no par value, of Avert and the assumption of approximately $130,000 in liabilities. The cash and stock purchase price was paid in April, 2001. The results of the Advantage acquisition have been consolidated with those of Avert, Inc. effective March 31, 2001

ITEM 2. — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Condition

        The Company’s financial position at June 30, 2001 remained strong with working capital at that date of $8,666,000 compared to $10,102,000 at December 31,2000. Cash and cash equivalents at June 30, 2001 were $1,582,000 and increased from $666,000 at December 31, 2000. Marketable Securities at June 30, 2001 were $4,980,000 as compared to $7,319,000 at December 31, 2000. Net cash provided from operations for the six month period ended June 30, 2001 was $3,845,000 and consisted primarily of $2,339,000 sale of marketable securities, a $459,000 increase in accounts payable, and a net income of $1,530,000. The Company had capital expenditures of $1,099,000 for the six month period ended June 30, 2001 as compared to $287,000 for the six months ended June 30, 2000. The majority of the capital expenditures during the six months ended June 30, 2001 were attributable to ongoing implementation of software development and enhancements and upgrades to internal software programs used in servicing customers and upgrades of existing hardware. In addition, initial expenses were incurred for a 6,000 square foot addition to the building is planned to be completed by approximately Year-end 2001. The estimated construction cost is approximately $600,000 with an additional $100,000 for furniture, and is estimated to accommodate up to approximately 50-60 additional personnel. Net cash used in financing activities for the six month period ended June 30, 2001 was $889,000 and consisted primarily of a $1,000,000 cash dividend of $.30 per common share payable in March 30, 2001 to shareholders of record on March 9, 2001.

        On March 30, 2001, Avert, Inc. acquired the business and substantially of the assets of Advantage Assessment, Inc., (“Advantage”) for a combination of cash, assumption of certain liabilities and common stock valued at $1.7 million. Advantage has been a provider of assessment testing since 1998. The Advantage Assessment Testing System is a dual approach to employment screening, which includes a personality inventory and cognitive ability test. The system provides for an evaluation of prominent personal and interpersonal competencies and the cognitive abilities of the applicant. The testing period is brief and the test(s) may be administered either on-line or in a paper and pencil format. The transaction was accounted for using the purchase method of accounting and resulted in the purchase price being totally allocated to net tangible assets and intangible assets totaling $1,198,000. The purchase price was $941,000 in cash and 45,000 shares of unregistered common stock, no par value, of Avert and the assumption of approximately $130,000 in liabilities. The cash and stock purchase price was paid in April 2001. The results of the Advantage acquisition have been consolidated with those of Avert, Inc. effective March 31, 2001.

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

Results of Operations

Comparison of quarters ended June 30, 2001 and June 30, 2000

        Total net revenues increased from $4,288,000 for the three-month period ended June 30, 2000 to $5,361,000 for the comparable three-month period in 2001 or approximately 25%. This increase was primarily due to:

        •     Increased usage of package orders
        •     Increased membership in Avert subscription models
        •     Continued use of Avert's criminal history products
        •     Increased usage of Avert's driving record products
        •     Increased customer base

        During the second quarter of 2001, revenues generated from Avert’s package orders increased from approximately $245,000 in second quarter ended June 30, 2000 to approximately $629,000 in second quarter ended June 30, 2001, or a 156.7% increase. As part of its on-line order entry system, Avert has created the ability for its customers to order through packages, which is a bundling of Avert’s products and services. This method enables them to consistently order a pre-determined group of products at a flat-rate price, with a simplified order entry screen.

        In 2nd quarter 2001, Avert added a total of 4,951 new customers. The Company launched a program to build communities of subscription accounts using our human resource help desk and best business practices. Through this program 3,852 new accounts were added in the three-month period ended June 30, 2001. In addition there was continued focus on our traditional account growth for background checking customers, of which 1,099 new accounts were added. This compares with the growth of 1,123 accounts added in second quarter of 2000 in the background checking arena. There were 8,748 customers that actually used Avert services during the second quarter of 2001. This compares to 8,049 during the second quarter of 2000, and represents an approximate 8.7% increase. The dollars spent per customer increased from $532 in the second quarter 2000 to $612 in the second quarter 2001 representing an approximate 15.0% increase.

        The Company’s distribution arrangement with ADP in which Avert services are sold to ADP customers, generated revenues of approximately $415,000 in second quarter 2000 and increased to approximately $748,000 in revenues in second quarter 2001. This represents an 80.2% increase. Avert has a User Agreement with the ADP customer, which is cancelable at any time by either party. The ADP partnership continues to be developed, and the Company believes it to be one that continues to create substantial revenues.

        Revenues generated from the criminal history product line continues to represent the largest revenue producing product, and accounts for approximately $2,390,000 or 42.9% of total net revenues in second quarter 2001 as compared to $2,186,000 or 49.9% of total net revenues in second quarter 2000. This growth of approximately 9.3% results from the continued use of the product of its existing customers, as well as the new customers. Revenues generated from the driving record product line increased from approximately $417,000 in the three-month period ended June 30, 2000 to approximately $573,000 in the same three-month period ended June 30, 2001, or $37.4%. Driving records continue to be an important background check for employers, and one that has quick turn-around for fast hiring decisions.

        In addition, the increase in the customer base mentioned above, resulted in increased revenues from the Avert Advantage On-line subscriptions, and accounted for approximately $146,000 in the second quarter of 2000, as compared to approximately $177,000 in the second quarter of 2001. As the customer base continues to grow, revenues from memberships will continue to grow accordingly, and represent a recurring revenue stream.

        Avert implemented a new entity and chart of accounts structure in January, 2001. As a result, there have been re-classifications for simpler reporting. The breakdown of net revenues, exclusive of miscellaneous income items, is as follows:

                                       Three Months Ended        Three Months Ended
                                          June 30, 2001             June 30, 2000      Percent of
                                     ----------------------    ----------------------   Increase
                                     Revenues        % total   Revenues       % total  (Decrease)
                                     --------        -------   --------       -------   --------
PRODUCT SALES:
Background Stand-Alone:
  Workers compensation histories   $   168,000        3.1%  $   216,000        4.9%     (22.2)%
  Criminal history reports         $ 2,390,000       42.9%  $ 2,186,000       49.9%       9.3%
  Previous employment reports/     $   474,000        8.5%  $   440,000       10.0%       7.7%
     credit reports
  Motor vehicle driving records    $   573,000       10.3%  $   417,000        9.5%      37.4%
  Other Stand-Alone                $   134,000        2.4%  $   129,000        2.9%       3.8%
Packages                           $   629,000       11.3%  $   245,000        5.6%     156.7%
Subscriptions                      $   925,000       16.6%  $   561,000       12.8%      64.9%
SERVICE AND SETUP SALES:           $   161,000        2.9%  $   157,000        3.6%       2.5%
CREDITS:                           $   (93,000)      (1.7)% $   (63,000)      (1.4)%     47.6%
INTEREST INCOME:                   $   206,000        3.7%  $    95,000        2.2%     116.8%
                                    ----------       ----    ----------      -----

         NET REVENUES              $ 5,567,000      100%    $ 4,383,000      100%         2.7%

        Workers’ compensation histories revenues continued to decline as a percentage of net revenues as previously predicted. In second quarter 2000, workers’ compensation reports represented $216,000 or approximately 4.9% of total net revenues, as compared to $168,000 in the second quarter of 2001, or approximately 3.1% of total net revenues.

        Interest and other income increased approximately 116.8%, generating approximately $95,000 in the second quarter of 2000 and $206,000 in second quarter of 2001. The change is primarily a result of the sale of interest bearing securities required to fund the purchase of AdvanteageIS.com previously discussed and additional accumulated interest income on marketable securities recently credited to this account. Avert, Inc. did make a $1,000,000 loan in July 2000 to eScreen. This loan was made in the form of a one-year, convertible promissory note at an interest rate of 10%, with all principal and interest due at maturity in July 2001. The principal and interest were paid in full in July, 2001. EScreen is a start-up company that has a cutting edge drug-screening product that Avert may wish to pursue as a potential addition to its product line. The amount of interest recorded in 2nd quarter 2001 for this loan was approximately $25,000.

        Total expenses, when expressed as a percentage of total net revenues, increased from approximately 76.3% in the second quarter 2000, representing $3,346,000, to approximately 75.8% in the first quarter 2001 representing $4,222,000. A breakdown in expenses is as follows:

                                  Three Months Ended       Three Months Ended    Increase (Decrease)
                                      June 30, 2001            June 30, 2000       % of Revenues
                                -----------------------   ---------------------- ------------------
                                Expenses   % of Revenue   Expenses  % of Revenue  2001 over 2000
                                --------   ------------   --------  ------------  --------------

Search and product              $2,575,000     46.2%    $2,095,000     47.8%         (1.6)%
Marketing                          664,000     11.9        488,000     11.1           0.8
General and administration         573,000     10.3        437,000     10.0           0.3
Software development               266,000      4.8        156,000      3.5           1.3
Depreciation and amortization      144,000      2.6        170,000      3.9          (1.3)
                                ----------     ----       ---------    -----          ----

         Expenses               $4,222,000     75.8%    $3,346,000     76.3%          0.5%
                                ==========     ====      =========    =====          ====

        Search and product fees decreased from approximately 47.8% of total net revenues in second quarter 2000 compared to approximately 46.2% of total net revenues in second quarter 2001. The Company was able to produce approximately 30.2% more in actual reports in the second quarter of 2001 as compared to the same three month period in 2000. Product costs were reduced for the largest product line – criminal history searches – from approximately 19.1% of total net revenues in 2000 to approximately 16.4% of total net revenues in 2001. The majority of the decrease was attributable to the improved automation of the Company’s acquisition of data supplied to its customers, specifically decreasing costs of obtaining criminal history information from sources. The largest area of increase in search and product fees was in the area of subscriptions. Subscription costs increased from approximately 3.4% of total net revenues in second quarter 2000 to approximately 5.3% of total net revenues in the same period of 2001. The other main area of increase in search and product fees was a result of the increased usage in package orders, which tend to be more competitively priced for larger customers. Package costs increased from approximately 2.5% of total net revenues in second quarter 2000 to approximately 4.2% of total net revenues in second quarter 2001.

        There was an approximate 0.8% increase as a percentage of total net revenues in marketing expenses, in the second quarter of 2000, representing approximately 11.1% of total net revenues, as compared to the same period of 2001, representing approximately 11.9% of total net revenues. The majority of the increase was a result of increased revenues generated through the ADP partnership, which require a revenue pass-through payment recorded as a marketing expense. The Company maintained consistent expenditures in certain lead generation activities such as trade shows and yellow pages advertising as well as continuing its transition to web-based lead generation programs.

        General and Administrative expenses increased approximately 0.3% of total net revenues from the second three-month period ended June 30, 2000, representing approximately 10.0% of total net revenues, as compared to the second three-month period ended June 30, 2001 representing 10.3% of total net revenues. A majority of the increase related to the purchase of AdvantageIS.com and G&A costs associated with the Florida office space and its personnel, as well as increased product and compliance costs associated with the new applicant testing product that was acquired. In addition, there was an additional staff person added in the Accounting area, along with an increase in bad debt allowance as the Company’s accounts receivable increase.

        There was an increase in software development and maintenance expenses expressed as a percentage of total net revenues from approximately 3.5% in second quarter 2000 to approximately 4.8% in the comparable period of 2001. The majority of the increase was a result of the AdvantageIS.com acquisition and its software development personnel. The Company continues to focus on making technology its strategic advantage in its relationships with customers, partners and suppliers.

        There was a decrease in depreciation and amortization expenses when expressed as a percentage of total net revenues, from approximately 3.9% in the second quarter of 2000, to approximately 2.6% in the comparable period of 2001. The decrease is a result of the implementation of fixed asset software and a full inventory of fixed assets. It was determined that certain assets had been over-depreciated in past periods. Entries were made adjusting the accumulated depreciation amounts to match the fixed asset software amounts. In addition, depreciation and amortization began in April 2001 as a result of the AdvantageIS.com acquisition.

        Income before income taxes increased from $1,037,000 in second quarter 2000 to $1,345,000 in second quarter 2001, or approximately 29.7%, and represented approximately 23.7% in 2000, as compared to approximately 24.2% in the comparable period of 2001.

        The combined federal and state income tax rates for 2nd quarter 2001 and 2000 was 38.2% and 39.9% respectively, resulting in net income of approximately $831,000 and was $.25 per share on 3,311,705 weighted avert shares in 2001 and $.19 per share on 3,304,263 shares in 2000. Diluted earnings per share were $.23 per share on 3,593,668 (weighted average shares plus common stock equivalents) in 2001 and $.17 per share on 3,636,766 shares (weighted average shares plus common stock equivalents) in 2000.

Comparison of six months ended June 30, 2001 and June 30, 2000

        Net revenues increased from $8,128,000 for the six-month period ended June 30, 2000 to $10,357,000 for the comparable period in 2001 or approximately 27.4%. In the first six months of 2001, Avert added a total of 9,733 new customers. The Company launched a program to build communities of subscription accounts using our human resource help desk and best business practices. Through this program 7,273 new accounts were added in the six-month period ended June 30, 2001. In addition there was continued focus on our traditional account growth for background checking customers, of which 2,460 new accounts were added. This compares with the growth of 2,570 accounts added in the first six months of 2000 in the background checking arena. There were 9,272 customers that actually used Avert services the six month period ended June 30, 2000 and increased to 10,128 in the same period in 2001. The dollars spent per customer increased from $855 in the first six months of 2000 to $989 in the first six months of 2001 representing an approximate 15.7% increase.

The breakdown of net revenues, exclusive of product discounts and other miscellaneous income items, is as follows:

                                       Six Months Ended          Six Months Ended
                                         June 30, 2001             June 30, 2000         Percent of
                                     -----------------------    ----------------------    Increase
                                     Revenues       % total     Revenues       % total    (Decrease)
                                     --------       -------     --------       -------    ---------

Products:
  Workers compensation histories   $    329,000        3.2%    $    425,000        5.2%    (22.6)%
  Criminal history reports         $  4,589,000       44.3%    $  4,057,000       49.9%     13.1%
  Reference Check reports/         $    899,000        8.7%    $    806,000        9.9%     11.5%
     Credit reports
  Motor vehicle driving records    $  1,161,000       11.2%    $    893,000       11.0%     30.0%
Other Stand-Alone                  $    274,000        2.6%    $    261,000        3.2%      5.0%
Packages                           $    907,000        8.8%    $    267,000        3.3%    239.7%
Subscriptions                      $  1,729,000       16.7%    $  1,044,000       12.9%     65.6%
SERVICE AND SETUP SALES:           $    313,000        3.0%    $    316,000        3.9%      0.9%
CREDITS:                           $   (176,000)      (1.7)%   $   (128,000)      (1.6)%    37.5%
INTEREST INCOME:                   $    332,000        3.2%    $    187,000        2.3%     77.2%
                                    -----------      -----      -----------       ----

         NET REVENUES ..........   $ 10,357,000      100%      $  8,128,000      100%       27.4%

        The largest single product line growth of approximately 239.7%, during the first six months of 2001 over the first six months of 2000, was packages. It represented $907,000 in the first six months of 2001, as compared to approximately $267,000 in the first six months of 2000. The packaged or bundled method of pricing has become popular with customers due to its ease of ordering and fixed pricing per applicant.

        The revenues resulting in the Subscriptions category increased from $1,044,000 or approximately 12.9% of total net revenues for the six month period ended July 30, 2000 to $1,729,000 or approximately 16.7% of total net revenues for the comparable period in 2001. For the first six months of 2000, subscription revenues generated as a result of the distribution arrangement with ADP accounted for approximately $765,000 and increased to $1,383,000 in the first six months of 2001. Partner relationships have continued to be a focus of Avert in 2000.

        Motor vehicle driving records grew by approximately 30.0% from the six-month period ended June 30, 2000 to the same six-month period in 2001. The Criminal History product line experienced continued growth of approximately 13.1% in the six-month period ended June 30, 2000 as compared to the six-month period ended June 30, 2001. It has decreased as a percentage of total net revenues from approximately 49.9% in the first six months of 2000, representing $4,057,000, to approximately 44.3% in the same period of 2001, representing $4,589,000.

        Workers’ compensation reports continued its downward trend, decreasing from $425,000 in revenues for the six-month period ended June 30, 2000 to $329,000 in revenues for the six-month period ended June 30, 2001. The regulation requirements of this product have made it less viable in the marketplace.

        Total expenses increased slightly when expressed as a percentage of total net revenues from $6,191,000, or approximately 76.2% of total net revenues for the six-month period ended June 30, 2000 to $7,849,000, or approximately 75.8% for the comparable period in 1999. A breakdown in expenses is as follows:

                                   Six Months Ended         Six Months Ended    Increase (Decrease)
                                      June 30, 2001            June 30, 2000       % of Revenues
                                -----------------------   ---------------------- ------------------
                                Expenses   % of Revenue   Expenses  % of Revenue  2000 over 1999
                                --------   ------------   --------  ------------  --------------

Search and product ............  $4,785,000    46.2%    $3,795,000      46.7%        (0.5)%
Marketing .....................   1,253,000    12.1        920,000      11.3          0.8
General and administration ....   1,006,000     9.7        843,000      10.4         (0.7)
Software development ..........     465,000     4.5        298,000       3.7          0.8
Depreciation and amortization..     340,000     3.3        335,000       4.1         (0.8)
                                 ----------    ----       ----------    ----          ---

         Expenses .............  $7,849,000    75.8% $6,191,000      76.2%        (0.4)%
                                 ==========    ====       ==========    ====          ===

        Total expenses increased approximately 0.4% as a percentage of total net revenues from the first six-month period of 2000 to the first six-month period of 2001. There were three categories that decreased and two categories that increased.

        Search and product expenses accounted for $3,795,000, or approximately 46.7% of total net revenues in the first six months of 2000, and $4,785,000, or approximately 46.2% of total net revenues in the first six months of 2001. The Company actually produced approximately 30.9% more searches in the six month period ended June 30, 2001 as compared to the same six month period in 2000. In addition, Avert was able to reduce direct product costs for criminal history reports by approximately 6.8%, while producing 35.7% more actual reports. This increased efficiency is a result of increased automation in the first six months of 2001 as compared to the comparable period of 2000. These criminal history costs represent approximately 16.4% of total net revenues in period ended June 30, 2001 as compared to approximately 19.1% of total net revenues in the period ended June 30, 2000.

        Marketing expenses increased from approximately $920,000 in the six month period ended June 30, 2001 to $1,253,000 in the six month period ended June 30, 2001. As discussed previously, the vast majority of the increase is attributable to the increased revenue pass through payments resulting from the ADP partnership revenues. General and administrative costs experienced a slight decrease when expressed as a percentage of total net revenues, representing approximately 10.4% in the first six months of 2000 and approximately 9.7% in the same period of 2001. Software development expenses increased from $298,000 in the six month period ended June 30, 2000 to $465,000 in the six month period ended June 30, 2001. The increase is a result of increased salaries from the AdvantageIS.com acquisition. Depreciation and amortization also decreased slightly from approximately 4.1% of total net revenues in the six months ended June 30, 2000 to approximately 3.3% of total net revenues in the same period of 2001. The decrease was a result of a physical inventory being conducted as well as software implementation for asset and depreciation management.

        Income before income taxes increased from $1,937,000 in the six-month period ended June 30, 2000 to $2,508,000 in the six-month period ended June 30, 2001 or approximately 29.5%. This represented approximately 23.8% of net revenues in the first six months of 2000 compared to approximately 24.2% in the first six months of 2001.

        Income taxes for the combined federal and state statutory rate were approximately 38.6% in the first six months of 2000 and 38.9% in the first six months of 2001. The lower expense percentage in the period of 2000 is a result of an approximate $15,000 over accrual of state income taxes in the prior year. The net income of the first six months of 2000 represented $1,189,000 or $.36 per basic share on 3,295,091 shares (weighted average shares). This compares to net income of $1,530,000 or $.47 per basic share 3,287,550 shares(weighted average shares) for the first six months ended June 30, 2001. The result in terms of diluted earnings (weighted average shares plus common stock equivalents) was $.33 per diluted share on 3,615,301 for the six-month period ended June 30, 2000, as compared to $.43 per diluted share on 3,570,675 shares for the same six-month period ended June 30, 2001.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of SFAS 141 will not have an impact on the Company’s financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim financial statements have previously been issued. The statement is required to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The initial application of SFAS 142 will have no impact on the Company’s financial statements.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

        Avert is currently a party to one lawsuit. The Company has been named in a third-party complaint in the Superior Court of Arizona, County of Pima. Number C20005072, filed on May 14, 2001; third-party plaintiff, Great Western Management and Reality, DBA Simpson Property Group vs. Avert, Inc.

        The complaint alleges that plaintiff requested background reports on a potential employee. Upon confirmation that “no records were found” plaintiff hired employee who subsequently was arrested and convicted of stealing from residents of the apartment complex where he was employed as a maintenance man. Plaintiff learned that employee in fact did have a criminal record. Plaintiff was sued by one of the residents of the apartments for negligence and has named Avert as a third-party defendant in that case.

        Avert, Inc. denies negligence. Avert (through its E and O insurer, Royal Surplus Lines) has requested a dismissal as a third- party defendant. If dismissal is not granted Avert intends to defend this case through it insurer, Royal Surplus Line and their attorneys. The basis for Avert’s request for a dismissal is that incorrect information was provided to Avert as the basis for the search Avert performed. Averts request for dismissal is currently awaiting review by the court.

ITEM 2. Changes in Securities and Use of Proceeds

        None

ITEM 3. Defaults Upon Senior Securities

        None

ITEM 4. Submission of Matters to a Vote of Security Holders

        On June, 18, 2001 Avert, Inc. announced that the Company and Automatic Data Processing, Inc. (NYSE: ADP) have entered into an Agreement and Plan of Merger pursuant to which AVERT will be acquired by a wholly-owned subsidiary of ADP, Inc., in a cash merger transaction for $22.00 per share. Upon completion of the Merger, AVERT will no longer be traded on NASDAQ. Pursuant to the terms of the Merger, each outstanding share of AVERT will be exchanged for $22.00 in cash. The Merger values the common shares of AVERT on a fully-diluted basis at approximately $82 million and represents a 25.7% premium to AVERT’s closing price of $17.50 on June 15, 2001 and a 34.6% premium to the average 60 trading day closing price before this announcement. Consummation of the Merger is subject to certain conditions, including, without limitation: (i) AVERT shareholder approval; and (ii) the receipt of all requisite approvals by applicable public and regulatory authorities. Lehman Brothers Inc. served as financial advisor to Avert and delivered a fairness opinion to the Board of Directors of AVERT. The Special Shareholders Meeting is scheduled for Friday, August 17, 2001.

ITEM 5. Other Information

ITEM 6. — Exhibits and Reports on Form 8-K

(a)	April 13, 2001 announcing completion of AdvantageIS.com acquisition
(b)	May 22, 2001 announcing 1st quarter 2001 financial results.
(c)	May 29, 2001 announcing the Avert Hiring Index for the 2000 calendar year.
(d)	June 18, 2001 announcing the signing of the merger agreement between ADP and Avert, Inc.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                             AVERT, INC.

DATE:             August 8, 2001                         BY: /s/ Dean A. Suposs
                                                                                    Dean A. Suposs, President

DATE:             August 8, 2001                         BY: /s/ Jamie M. Burgat
                                                                                    Jamie M. Burgat, Vice President of
                                                                                    Operations and Chief Financial Officer